Form 10KSB
period 1999-12-31
EVERLERT INC
filed 2000-04-13
CIK 1064478

United States
Securities and Exchange Commission
Washington, D.C. 20549

------------------------

Form 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from __________ to __________

Commission File Number 0-28177

Everlert, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	91-1886117
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

1201 East Warner Ave Santa Ana, CA	92705
(Address of principal executive offices)	(Zip code)

Registrant's Telephone Number, Including Area Code: (714) 966-0710

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share, 50,000,000 shares authorized, 19,207,485 issued and outstanding as of April 7, 2000.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on the NQB Pink Sheets® , was $10,454,023 as of March 31, 2000. For the purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.

The number of shares of Common Stock outstanding as of April 7, 2000 was 19,207,485

----------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

----------------------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 7, "Management's Discussion and Analysis of Financial Condition."

PART I

ITEM 1 -- BUSINESS.

General

Everlert, Inc., hereinafter referred to as "EVRLT" or the "Company," was organized by the filing of articles of incorporation with the Secretary of State of the State of Nevada Corporation on February 3, 1998. The articles of the Company authorize the issuance of fifty million (50,000,000) shares of common stock at a par value of $0.001 per share.

The Company is a development stage company with a principal business objective to develop, manufacture and market smoke and heat detectors and related products for residential and commercial fire safety. The Company recently completed a share exchange, whereby the Company acquired all of the issued and outstanding capital stock of a development stage company, NuCo, Inc. ("NuCo"), in a similar line of business as the Company. The Company, however, has yet to establish a base of operations and must be considered a start-up company with no current established source of revenues until operations commence.

Over the next twelve (12) months, the Company intends to concentrate its efforts on developing its smoke and heat detector operations to establish its business in the fire safety market. The Company, however, is subject to all the risks inherent in a small company seeking to develop, market, and distribute products or services. The likelihood of the Company's success must be considered, in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development, introduction, marketing and distribution of products or services in a competitive environment.

On April 1, 1999, the Company completed a share exchange whereby the Company acquired twelve million (12,000,000) shares valued at fifty cents ($0.50) per share of NuCo - a Nevada corporation in a similar line of business as the Company - from Safe at Home Products ("SAHP"), a California corporation, in exchange for twelve million (12,000,000) shares of restricted common stock of the Company valued at fifty cents ($0.50) per share. The principals of Safe at Home Products, Inc. are Sigam Investments, Inc., James J. Weber, Jerry Hilbert and Anthony Lagomarsino.

Products

The Company is a development stage company that seeks to establish a base of operations in the fire safety industry. Through the share exchange agreement with SAHP, the Company has acquired the technology and rights to develop and produce smoke and heat detector product lines for residential and commercial application. The first technology is a plastic Christmas tree ornament-styled smoke detector. The second smoke and heat detector technology is designed to use an inteligent voice record and play back mechanism designed to replace or supplement existing smoke detectors. The Company has not yet manufactured or sold any products to date. Management seeks to introduce the products for retail sales in the next approximately eight (8) months.

The Company, however, has limited operating history, and must be considered a developmental stage company. As such, the Company faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, market acceptance and penetration of the Company's products, the ability of the Company's products to detect smoke and heat, management of the costs of conducting operations, general economic conditions and other factors, some of which are beyond the control of the Company. There can be no assurance that the Company will be successful in addressing these risks. Failure to successfully address these risks could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

Market Overview

The U.S. market for smoke detectors has grown significantly over the last twenty (20) years with growth fueled by a combination of increased public awareness of the value of smoke detectors and by state and local governments enacting legislation requiring the installation of smoke detectors and in some cases an increased number of smoke detectors per residence. Although multiple smoke detectors can decrease the risk of death due to fire, most households do not employ a sufficient number of detectors.

The market for residential smoke detectors developed in the 1970s based on the effectiveness of smoke detectors as an early warning in the event of a fire. During this period, state and local governments enacted building codes requiring the installation of residential smoke detectors. In 1978, the National Fire Protection Association ("NFPA") recommended that a smoke detector be installed on every level of a residence.

The trend toward increasingly stringent smoke detector requirements is continuing as more governmental entities adopt legislation and as legislation increasingly covers existing as well as new homes and mandates more smoke detectors per residence.

Marketing Strategy

The Company believes that recent developments in technology, specifically the growth of the Internet as a means of communication, will increase the ability of the Company to reach individuals and businesses. Planned advertising activities include retail trade magazines, mail order catalogs and possibly television commercials and infomercials. The use of these advertising media also have the advantage of educating the consumer for the need to install multiple smoke detectors, thus increasing home safety.

To date, the Company has not yet begun to implement its marketing strategy, but expects to do so in the next six (6) to twelve (12) months. The Company's ability to distribute and generate awareness of the Company's services must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new markets. There can be no assurance that the Company will be successful in establishing a base of operations, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Government Regulation and Litigation

The Company's products are subject to the provisions of the Federal Consumer Product Safety Act (the "FCPS Act") and the rules and regulations promulgated thereunder. The FCPS Act authorizes the Consumer Product Safety Commission (the "CPSC") to protect the public against unreasonable risks of injury associated with consumer products. The CPSC can require the repurchase or recall by a manufacturer such as the Company of its products and can impose fines or other penalties in the event of violations of the FCPS Act. Similar laws exist in states and municipalities and in foreign countries in which the Company may market its products. There can be no assurance that the Company will not be required to, or will not voluntarily, recall its products at some time in the future.

The Company will also be subject to various federal, state and foreign laws and regulations pertaining to the use of potentially dangerous materials, to the discharge of materials into the environment or otherwise relating to the protection of the environment, which may require the Company to allocate a portion of its operating budget for use in ensuring its full compliance with such regulations. The company believes that it will be able to comply in all material respects with all such laws and regulations.

Competition

The Company believes that it will compete on the basis of its ability to provide a reasonably priced and unique range of high quality residential safety products. However, the home safety market is characterized by intense competition, based primarily on product availability, price, speed of delivery, ability to tailor specific solutions to customer needs, quality and depth of product lines. In addition, there is considerable competition to manufacture and market smoke detectors. All of these companies have financial resources substantially greater than the resources of Everlert. In addition, the Company's products will compete to some extent with higher priced AC powered residential security systems. To the extent that the installation and maintenance expenses associated with such systems decline, the Company may experience increased competition for its products from manufacturers and marketers who the Company does not currently expect intense competition from .

Legal Proceedings

Due to the development stage nature of the Company, as of the date of this Prospectus, the Company is not party to any material legal proceedings and is not aware of any material threatened litigation.

MANAGEMENT

The following sets forth certain information with respect to executive officers, directors, key employees and advisors of Everlert, Inc. as of the date of this Memorandum:

NAME	AGE	POSITION
James J. Weber	60	Chairman of the Board of Directors; President, CEO and CFO
Anthony Lagomarsino	43	Director, Secretary
Jerry G. Hilbert	56	Director, Manager of Engineering

James J. Weber, President, Treasurer and Director - Mr. Weber received his BS in Industrial Engineering from Gannon University in 1962. In 1969, while serving in the US Army, he received his Masters Degree in Industrial Engineering from New Mexico State University. He was decorated with the Silver Star, Distinguished Flying Cross, Bronze Star, three air medals and other decorations. From 1970 to 1977, he held positions in manufacturing and sales and marketing of electro-mechanical and aerospace electronic products. In such capacities as CEO and COO for companies such as Electronic Memories, Military Product Division, Xynetics and CompuMed, he was responsible for products conforming to the levels required by governmental authorities. Customers such as McDonnell Douglas, Boeing, Lockheed and Northrop were assured that products he sold, manufactured and delivered met these Mil Spec standards. In 1984, Mr. Weber founded Wyvern Technologies, Inc.

Anthony Lagomarsino, Director and Secretary - Mr. Lagomarsino received his Bachelor of Arts degree from California State University, Fullerton, and his Juris Doctor from Loyola Law School of Los Angeles. As an attorney and member of the State Bar of California for 17 years, he has been in private practice primarily in the field of business and commercial law matters. His practice includes business formations, acquisitions, financial reorganization and insolvency.

Jerry G. Hilbert, Director - Mr. Hilbert received his EE degree from West Coast University in 1970. Upon graduation, he worked for several electronics companies, whereby he has nearly 28 years experience developing electronics related products. His career began in 1964 through 1970 as a Senior Project Manager at Ford Aeronautics. From 1970 to 1980, he was the Systems Design Manager for MAI/Basic Four. From 1980 through 1996, Mr. Hilbert has held various positions at Philips Ultrasound and as a consultant to many electronics corporations where he developed new products.

ITEM 2 -- PROPERTIES.

The Company's corporate headquarters are located at 1201 E Warner Avenue, Santa Ana, California 92705. The Company has use of this space through a lease arrangement from Wyvern Technologies, a related party. The terms of this lease are for $1.00 per square foot per month ($2,500.00 per month) on a month to month basis. This facility consists of 2,500 square feet, and management believes this is currently suitable as the main administrative office and should remain so for the next twelve (12) months. The Company does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by the Company.

PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the Pink Sheets® under the symbol "EVRL." The Company's common stock is in the process of being registered in a Form 10-SB filing with the Securities and Exchange Commission. Upon compliance and approval of the Form 10-SB filing the Company's shares will be registered under the Securities Act of 1933 (the "Act") and will be eligible for sale in the public market on a best efforts basis. Upon compliance and approval of this Form 10-SB Section 12(g) filing the Company will seek to be listed on the NASD OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc.

The following table sets forth certain information as of the end of 1999, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to the Company's knowledge, either sole or majority voting and investment power.

COMMON STOCK

Name of Beneficial Owner	Number of Shares	% of Class
Safe at Home Products, Inc. (1)	10,000,000	52.06
James J. Weber (2)	1,500,000	7.81
Jerry G. Hilbert (2)	200,000	1.04
Anthony Lagomarsino (2)	25,000	0.13
Sigam Investments, Inc. (3)	1,500,000	7.81
Rich Bourg Financial, Ltd. (4)	2,111,750	10.99
All Executive Officers and Directors as a Group (3 persons)	1,725,000 (5)	8.98

Footnotes to Principal Shareholders:

  The principals of Safe at Home Products, Inc. are Sigam Investments, Inc., James J. Weber, Jerry Hilbert and Anthony Lagomarsino.

  The address of each executive officer and director is c/o 1201 E Warner Avenue, Santa Ana, California 92705.

  Todd T. Marsh is the sole principal of Sigam Investments, Inc.

  The address of each executive officer of the Company is c/o 1800 East Sahara, Suite 107, Las Vegas, Nevada 89104.

  Not including each executive officer's ownership of the Company through ownership of the shares of Safe at Home Products, Inc.

As of April 7, 2000, there were 95 stockholders of record and approximately four (4) beneficial owners of the Company's common stock.

The common stock of the Company is quoted on the NQB Pink Sheets® under the symbol "EVRL." The following table sets forth, for the periods indicated, the high and low closing prices of the securities on the Pink Sheets® .

	HIGH	LOW
Quarter Ended December 31, 1999	2 1/2	2 1/2
Quarter Ended March 31, 2000	2 5/8	0.01

The Company's Pink Sheets® quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. As of April 7, 2000, there were approximately 95 shareholders of record of the Company's common stock. The Company has not paid cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.

ITEM 6 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Overview

Everlert, Inc. (the "Company"), a Nevada Corporation, is a development stage company whose intent is to enter the home safety products industry through the acquisition, further development, manufacturing and marketing of voice record and playback smoke detectors and related products including heat sensor Christmas tree ornaments. The founders of the Company have substantial experience in all aspects of corporate management including new product design, development and market exploitation. The Company's principal executive office is located at 1201 East Warner Ave., Santa Ana, California 92706.

Plan of Operation

Management of the Company believes that the need for additional capital going forward will be derived somewhat from internal revenues and earnings generated from the sale of its products. In such case, it is the intent of the Company to seek to raise additional capital via a private placement offering. The Company currently has a note receivable for common stock in the amount of $975,000.00. The Company believes that realization of this capital will sustain it for at least twelve (12) months of operations. In the meantime, management of the Company plans to advance funds to the Company on an as-needed basis although there is no definitive or legally binding arrangement to do so. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost effectively and efficiently develop, manufacture and market smoke detectors and related home safety products. The Company designates as its priorities for the next twelve (12) months of operations as developing and marketing its products to establish its business in the home safety industry. Realization of sales of the Company's services during the fiscal year ending December 31, 2000 is vital to its plan of operations. There are no guarantees that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, a superior competitive service could force the Company out of business.

Results of Operations

Period from February 3, 1998 to December 31, 1999.

The operational period from February 3, 1998 to December 31, 1999, achieved two (2) main goals for the Corporation. The Company's goals were the formation of the organization to pursue the Company's business objective and to obtain sufficient capital to commence initial operations.

Revenues. Everlert is a developmental stage enterprise as defined in SFAS #7. The Company has not generated any revenues to date. The Company has devoted substantially all of its present efforts to: (1) developing its products to be manufactured and marketed and completing its 12(g) reporting requirements with the Securities Act of 1934 and its commencement of trading on the NASD Over-the-Counter Bulletin Board ("OTC-BB").

Expenses. The Company incurred significant expenses for the operating period February 3, 1998 to December 31, 1999, totaling $809,210. Expenditures were primarily due to costs incurred for consulting fees, engineering and general and administrative expenses. The Company's consulting expenses were incurred from its public listing process on the NASD's OTC-BB which included the process of the public offering in the State of Nevada, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs related to the offering, and audits and public filing costs.

Net Loss. Due to the significant operating expenses, Everlert experienced a net loss of $809,210. The Company anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations in the fiscal year 2000.

Liquidity and Capital Resources

The Company has generated no revenues during this period and it is unknown when it will generate significant revenues. It is anticipated that the Company will realize revenues from sales of its home safety products during the fiscal year 2000, of which the Company cannot guarantee. The receipt of funds from Private Placement Offerings or loans obtained through private and public sources by Everlert may be anticipated to offset its near term cash equivalents for the next twelve (12) months. The Company has financed its cash flow requirements through issuance of common stock. During its normal course of business, the Company may experience net negative cash flows from operations, pending receipt of revenues. Further, the Company may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital.

Year 2000 Issue

The Company uses a number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administrative functions. Although the Company's software applications contain source code that appropriately interpreted the calendar year 2000, failure by the Company to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business. The Company has not incurred, nor anticipates that it will incur material expenses to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's expectations and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, failure by key service providers to the Company, such as its Web hosting service provider to make any future modifications resulting from "Year 2000" could result in systems interruptions or failures that could have a material adverse effect on the Company's business.

ITEM 7. FINANCIAL STATEMENTS.

James E. Slayton, CPA
2858 West Market Street
Akron, Ohio 44333

INDEPENDENTAUDITORS' REPORT

Board of Directors
March 30, 2000
Everlert, Inc. (The Company)
Las Vegas, Nevada 89104

I have audited the Consolidated Balance Sheet of Everlert, Inc. (A Development Stage Company), as of December 31, 1998 and December 31, 1999, and the related Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the period February 3, 1998 (Date of Inception) to December 31, 1998, the year ended December 31, 1999 and the period February 3, 1998 (Date of Inception) to December 3 1, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based an my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and per-form the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on attest basis evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation, I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Everlert, Inc., ( A Development Stage Company), at December 31, 1998 and December 31, 1999, and the results of its operations and cash flows for the period February 3, 1998 (Date of Inception) to December 31, 1998, the year ended December 31, 1999and the period February 3, 1998 (Date of Inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company has had limited operations and has not established a long term source of revenue. The Company has bad operating losses for the two operating periods reported. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.)

James E. Slayton, CPA
Ohio License ID# 04-1-15582

Everlert, Inc.
(A Development Stage Company)
CONSOLIDATED
BALANCE SHEET
AS AT
December 31, 1998 and December 31, 1999
LIABILITIES & EQUITY

	December 31, 1999	December 31, 1998
CURRENT LIABILITIES
Accounts Payable	$450,674.00	$352,647.00
Short Terms Notes Payable	26,280.00	0.00
Total Current Liabilities	476,964.00	352,647.00
OTHER LIABILITIES
Long Term Convertible Notes Payable	34,000.00	34,000.00
Due to Shareholder	14,800.00	0.00
Total Other Liabilities	48,800.00	34,000.00
Total Liabilities	526,754.00	386,647.00
EQUITY
Common Stock, $0.001 par value, authorized 50,000,000 shares; Issued and outstanding at December 31, 1999,17,392,485 common shares	17,392.00	3,696.00
Additional Paid In Capital from sale of Common Stock	1,636,611.00	70,654-00
Preferred Stock, $.001 par value, authorized 5,000,000 shares Issued and outstanding at December 31, 1999, 0 preferred Shares	0.00	0.00
Additional Paid In Capital from sale of preferred Stock	0.00	0.00
Donated Capital	320.00	320.00
Retained Earnings (Deficit accumulated during development stage)	(809,210.00)	(460,619.00)
Notes Receivable for Common Stock	(975,000.00)	0.00
Total Stockholders' Equity	(129,887.00)	(385,949.00)
TOTAL LIABILITIES & OWNER'S EQUITY	$395,867.00	$698.00

See accompanying notes to financial statements

Everlert, Inc.
(A Development Stage Company)
CONSOLIDATED
BALANCE SHEET
AS AT
December 31, 1998 and December 31, 1999
ASSETS

	December 31, 1999	December 31, 1998
CURRENT ASSETS
Cash	14,574.00	698.00
Total Current Assets	14,574.00	698.00
OTHER ASSETS
Acquired Technology	381,293.00
Total Other Assets	381,293.00	0.00
TOTAL ASSETS	$395,867.00	$698.00

Everlert, Inc.
(A Development Stage Company)
CONSOLIDATED
STATEMENT OF OPERATIONS
FOR PERIOD
February 3, 1998 (Date of Inception) to December 31, 1998 and Period ended December 31, 1999

	February 3, 1998 (Date of Inception) to December 31, 1999	January 1, 1999 to December 31, 1999	February 3, 1998 (Date of Inception) to December 31, 1998
REVENUE
Revenues	0.00	0.00	0.00
COSTS AND EXPENSES
General and Administrative	207,695.00	99,674.00	108,021.00
Consulting Expense	440,940.00	95,671.00	345,269.00
Engineering Expense	110,356.00	110,356.00	0.00
Rent Expense	22,984.00	15,655.00	7,329.00
Amortization Expense	27,235.00	27,236.00
Total Costs and Expenses	809,210.00	348,591.00	460,619.00
Net Ordinary Income or (Loss)	(809,210.00)	(348,591,00)	(460,619.00)
Basic weighted average number of common shares outstanding	5,703,463	5,703,463	3,392,455
Basic Not Lose Per Share	(0.14)	(0.06)	(0.14)

Everlert Inc.
(A Development Stage Company)
CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDER EQUITY
FOR PERIOD
February 3, 1998 (Date of Inception) to December 31,1998 and Period ended December 31,1999
	Common Stock Shares	Amount	Additional paid-in capital	Preferred Stock Shares	Amount	Additional paid-in capital	Donated Capital	Deficit accumulated during development stage	Total Stockholder's Equity
Organization Costs Donated							320.00		320.00
Issued shared for cash	3,100,000	3,100.00	0.00						3,100.00
June 8, 1998 Issued Shares for cash	54,000	54.00	2,648.00						2,700.00
July 23, 1998 Issued for services rendered	183,000	183.00	8,917.00						9,100.00
August 24, 1998 Issued for services rendered	5,000	6.00	248.00						250.00
August 24, 1998 Issued for services rendered	150,000	150.00	14,850.00						15,000.00
August 28, 1998 Issued for services rendered	150,000	150.00	14,850.00						15,000.00
December 31,1998 Issued for services rendered	40,000	40.00	26,460.00						26,500.00
December 31, 1998 Issued for services rendered	14,000	14.00	2,686.00						2,700.00
Net Loss for Year ended 12/31/1998								(480,619.00)	(460,619.00)
Balances at December 31, 1998	3,696.00	$3,696.00	$70,664.00				$320.00	($460,619.00)	($385.849.00)
March 25, 1999 Issued for services rendered	12,000	12.00	17,968.00						18,000.00
April 8, 1999 Issued for Class A warrants	300,000	300.00	449,700.00						450,000.00
April 5, 1999 Class B warrants exercised	300,000	300.00	524,700.00						826,000.00
September 2, 1999 for technology	12,000,00	12,000.00	396,828.00						406,528.00
September 2, 1999 Issued shares for services	125,000	125.00							125.00
September 9, 1999 issued for cash				32,666	32.67	97,967.33			98,000.00
October 29, 1999 issued for services	2,000,000	200.00	19,900.00						20,000.00
November 11, 1999 Issued for cash and cancellation of preferred stock	758,485	789.49	157,240.62	(32,666)	(32.67)	(97,967.33)			60,000.00
Notes received when warrants exercised									(975,000.00)
Net loss for period ended 12/31/1999								($348,591.00)	(348,591.00)
	19,192,485	$19,192.49	$1,634,810.52	0	$0.00	$0.00	$320.00	($809,210.00)	($129.887.00)

See accompanying notes to financial statements

Everlert, Inc.
(A Development Stage Company)
CONSOLIDATED
STATEMENT OF CASH FLOWS
FOR PERIOD
February 3, 1998 (Date of Inception) to December 31, 1998 and Period ended December 31, 1999

	February 3 1998 (Date of Inception) to December 31 1999	January 1, 1999 to December 31 1999	February 3 1998 (Date of Inception) December 31 1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net income or (Loss)	(809,210.00)	(348,591.00)	(460,619.00)
Amortization of acquired technology	27,235.00	27,235.00
Increase (decrease) In payables and accrued liabilities	450,674.00	98,027.00	352,647.00
Services received for other than cash	106,675.00	44,805.00	61,870.00
Organization costs were donated	320.00	320.00
Net cash flow provided by operating activities	(224,306.00)	(178,204.00)	(46,102.00)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	0.00		0.00
Net cash used by investing activities	(0.00)	0.00	(0.00)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Capital Stock	163,800.00	158,000.00	5,800.00
Advances from Shareholders	14,800.00	7,800.00	7,000.00
Convertible Notes Payable	34,000.00		34,000.00
Short Term Notes Payable	26,280.00	26,280.00
Cash paid for organizational costs	0.00		0.00
Net cash provided by financing activities	238,880.00	192,080.00	46,800.00
Balance at beginning of period	0.00	698.00	0.00
Net Increase (decrease) in cash	14,574.00	13,876.00	698.00
Balance as at end of period	14,574.00	14,574.00	698.00

See accompanying notes to financial statements

Everlert, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized February 3, 1998(Date of Inception) under the laws of the State of Nevada, as Everlert, Inc. (The Company) has bad limited operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 50,000,000 shares of its $.001 par value common stock. The Company is authorized to issue 5,000,000 shares of its $.001 par value preferred stock. The preferred stock does not have any dividend rights or other significant rights.

On February 3, 1998, the company issued 3,100,000 Shares of its $.001 Par value common stock for cash of $3,100.00.

On June 8, 1998, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended, and exemptions from state registration pursuant to various state security transactional exemptions. The Company sold 54,000 shares of Common Stock at a price of $ .05 per share for a total amount raised of $2,700.00.

On July 23, 1998, the Company issued 183,000 shares of its $ .001 Common Stock for services rendered in the amount of $9,100.00.

On August 24, 1998, the Company issued 5,000 shares of its $.001 Common Stock for services rendered in the amount of $250.00.

On August 24, 1998, the Company issued 150,000 shares of its $ .001 Common Stock for services rendered in the amount of $15,000.00. Each share of Common Stock had attached a Class A warrant and a Class B warrant. These warrants were valued at .025 cents each, as the Common Stock was offered at .05 cents a share in the same offering.

On August 28, 1998,the Company issued 150,000 shares of its $.001 Common Stock for services rendered in the amount of $15,000,00. Each share of Common Stock had attached a Class A warrant and a Class B warrant. These warrants were valued at .025 cents each, as the Common Stock was offered at .05 cents a share in the same offering.

On December 31, 1998, the Company issued 40,000 shares of its $.001 Common Stock for services rendered in the amount of $26,500.00.

On December 31, 1998, the Company issued 14,000 shares of its $.001 Common Stock for services rendered in the amount of $2,700.00.

On March 25,1999, the Company issued 12,000 shares of its $.001 Common Stock for services rendered in the amount of $18,000.00.

On April 5,1999, the Company issued 300,000 shares of its $.001 Common Stock in exchange for Class A Warrants and Notes Receivable in the amount of $450,000.00.

Everlert, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY - Continued

On April 5, 1999, the 300,000 Class B Warrants were exercised and Notes Receivable in the amount of $525,000.00 were received in payment. The stock has not been issued by the transfer agent as of December 31, 1999. The stock has been included in the shareholder's equity section as payment has been received and instructions to issue the stock have been forwarded to the transfer agent.

On September 2, 1999, the Company issued 12,000,000 shares of its $.001 Common Stock per an asset purchase with Nuco, Inc. originated in April of 1999.

On September 2, 1999, the Company issued 125,000 shares of its $.001 Common stock for services rendered in the amount of $125.00.

On September 9, 1999, the Company issued 32,666 shares of its $.001 Preferred for cash in the amount of $98,000.00.

On September 27,1999, the Company issued 150,000 shares of its $.001 Common Stock in exchange for Class A Warrants and a Note Receivable in the amount of $225,000.00. The transaction occurred on April 5, 1999, with the stock not issued by the transfer agent until September 27, 1999.

On October 29, 1999, the Company issued 2,000,000 restricted shares of its $.001 Common Stock for services rendered in the amount of $20,000.00.

On November 11, 1999, the Company issued 759,485 of its $.001 Common Stock for $60,000.00 in cash and the cancellation of its previously issued preferred stock.

There have been no other issues of common or preferred stock.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting polices and procedures have not been determined except as follows:

1. The Company uses the accrual method of accounting.

2. The cost of organization, $320.00, was expensed when incurred.

3. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding. Diluted earnings per share were not include as the inclusion of convertible notes, convertible preferred stock and warrants would be anti-dilutive and all contingencies for conversion have not occurred.

4. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Everlert, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURFS - continued

5. The Company experienced losses during its first two fiscal tax periods. The Company will review its need for a provision for federal income tax after each operating quarter. The net operating losses will expire in 2013, $460,619.00 and 2014, $348,591.00. The Company did not record any deferred tax benefits as management deemed it less than likely that the benefits would be utilized. The Company has adopted the provisions of FAS 109.

6. The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions which affect the reported amounts of assets and liabilities as at the date of the financial statements and revenues and expenses for the period reported. Actual results may differ from these estimates.

7. The Company has adopted December 31 as its fiscal year end.

8. The Company's accounting policy is to expense any research and development in the period incurred.

9. As a result of the share exchange agreement concluded with the stock issue of September 2, 1999, acquired technology was recorded. These assets are to be amortized over a 60 month period, the period which management utilized to determine the value of these assets.

10. All exchanges of stock for services rendered were recorded at the fair value of the services.

11. The Company's Statement of Cash Flows is reported utilizing cash (currency on hand and demand deposits) and cash equivalents (short-term, highly liquid investments). The Company did not have any cash equivalents at the balance sheet dates or during the period, February 3, 1998 (Date of Inception) to December 31, 1999.

12. The Company's inventory policy is to record inventory at the lower of cost or market utilizing first in/first out to value any inventory. There is no inventory at this time.

13. The Company is reporting the business combination using the consolidated method of accounting.

Everlert, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. It is management's plan to seek additional capital through a private placement memorandum.

NOTE 4 - RELATED PARTY TRANSACTION

The Company does not own or lease any real property. The Company does rent on a month to month basis office space from a related party. The rental rate of $1.00 per square foot is significantly lower than other rates in the area, and is lower than an arms length rental rate would be. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - SHARE EXCHANGE AGREEMENT

In April of 1999, the Company signed a share exchange agreement with Nuco, Inc. which included acquired technology (including but not limited to patents, copyrights, formulas, trademarks and trade secrets) valued at $408,528.00, the historical cost to Nuco, Inc. This was accounted for in a manner similar to a pooling of interest as the companies involved bad common control. Due to the common control the non-compete agreement was deemed to have no recordable value. As a result Everlert, Inc. owns 100% of the issued and outstanding stock of Nuco, Inc.

NOTE 6 - WARRANTS, OPTIONS, PREFERRED STOCK AND NOTES RECEIVABLE

The Company issued 300,000 Class A Warrants and 300,000 Class B Warrants at .025 cents a warrant. These warrants were converted at the rate of 1 share of the Company's Common Stock, par value $.001 for 1 warrant plus $1.50 per share received for the Class A Warrants and $1.75 for the Class B Warrants.

The Company has issued convertible debt in the amount of $34,000.00 with an interest rate of 10%. This can be converted at the rate of $1.00 of debt including accrued interest per share of Common Stock issued. The maturity date was April of 1999. The convertible feature of the debt has not been exercised.

Everlert, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

The Company has issued Convertible Preferred Stock in the amount of $98,000.00. This can be converted after a holding period of one year at the rate of 10 shares of Common Stock for each share of Preferred Stock converted. On November 11, 1999, the Company canceled the Preferred Stock.

The Company received two Class A Notes and two Class B Notes when warrants were exercised April 5, 1999, with a face value of $225,000.00 each for the Class B Notes and a face value of $262,500.00 for the Class A notes. The notes have a term of three months and no interest rate. The notes are currently in default.

NOTE 7 - NON CASH FINANCING AND INVESTING ACTIVITIES

The Company issued stock for services during the period February 3, 1998(Date of Inception to December 31, 1999, in the amount of 106,675.00

The Company issued stock to acquire the assets of Nuco, Inc. on September 2, 1999.

The Company received notes receivable totaling $975,000.00 when Class A and Class B warrants were exercised.

NOTE 8 - YEAR 2000 ISSUE

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems way arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before on, or after January 1, 2000 and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required in this item is incorporated by reference to this document and the section entitled "EMPLOYEES".

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all cash compensation to be paid by the Company to its officers, directors, and significant employees.

NAME OF INDIVIDUAL	POSITION WITH COMPANY	ANNUAL COMPENSATION
James J. Weber	President and Treasurer	$150,000
Jerry G. Hilbert	Vice President of Engineering	$60,000
Anthony Lagomarsino	Secretary and Director	Paid Per Project (1)

Footnotes to Executive Compensation:

  Mr. Lagomarsino is an independent counsel for the company and thus receives no annual remuneration other than fees based on a per project basis.

  No executive officer of the Company prior to December 31, 1999 drew a salary from the Company.

  There were no arrangements, pursuant to which any director of the Company was compensated for the period from inception for any service provided as a director.

EMPLOYMENT AGREEMENTS

The Company does not currently have employment agreements with its executive officers but expects to sign employment agreements with each in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to ITEM 5 of this document entitled, "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 10, 1998, the initial meeting of the Board of Directors convened. At this meeting, the Company accepted a written offer from the following individuals: James J. Weber to purchase a total amount of 1,500,000 shares of Common Stock of the Company, par value, $0.001 per share, Sigam Investments, Inc. to purchase a total amount of 1,500,000 shares of Common Stock of the Company, par value, $0.001 per share, Jerry G. Hilbert to purchase a total amount of 75,000 shares of Common Stock of the Company, par value, $0.001 per share and Anthony Lagrmarsino to purchase a total amount of 25,000 shares of Common Stock of the Company, par value, $0.001 per share.

The initial acquisition of the Company's technology was consummated on March 17, 1998, when the Company entered into a Technology Purchase Agreement ("Agreement") with SAHP. In connection with the acquisition, SAHP's principal stockholders were to receive royalties equal to the sum of ten percent (10%) of the gross revenues generated from the use of the technologies. These royalties were to be paid for a period of sixty (60) months, with the first payment due on or before April 10, 1998 in exchange for all patent, product and legal rights to SAHP's technologies. In addition, the Company agreed to pay SAHP the sum of $100,000 as an advance against future royalties on or before September 15, 1998. The founding shareholders of the Company are also the founding majority shareholders of SAHP. On April 1, 1999, the Company renegotiated and signed an amended Share Exchange Agreement whereby it paid twelve million (12,000,000) shares valued at fifty cents ($0.50) per share of restricted common stock of the Company to SAHP to acquire twelve million (12,000,000) of the outstanding shares, valued at $0.50 per share, of NuCo, Inc. - a Nevada corporation in a similar line of business as the Company that SAHP transferred the technology to after Everlert failed to meet the payment terms of the original Technology Purchase Agreement dated March 17, 1998.

The valuation of the exchange of the smoke detector technology has been established considering the following estimates: an approximately fourteen (14) percent market penetration among technology leaders, price erosion of approximately five (5) percent per year and a discount rate of nineteen (19) percent.

The Company leases its office space from Wyvern Technologies, a related party. James Weber is the principal and director of Wyvern Technologies.

ITEM 13. EXHIBITS AND REPORTS.

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EVERLERT, INC.

By:

Date: March 31, 2000

/s/James J. Weber

President, Treasurer

By:

Date: March 31, 2000

/s/Jerry G. Hilbert

Vice President

By:

Date: March 31, 2000

/s/Anthony Lagomarsino

Secretary

INDEX TO EXHIBITS
Exhibit Number	Name and/or Identification of Exhibit
2.	(1) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
Share Exchange Agreement Between Everlert, Inc. and Safe at Home Products, Inc.
3.	(1) Articles of Incorporation & By-Laws
(a) Articles of Incorporation of the Company filed February 3, 1998
(b) By-Laws of the Company adopted February 10, 1998
4.	Instruments Defining the Rights of Security Holders
No instruments other than those included in Exhibit 3
11.	Statement Re-Computation of Per Share Earnings
Computation of per share earnings can be clearly determined from the table set forth in Note 2 of the Company's financial statements
23.	Consent of Experts and Counsel
Consents of independent public accountants
27.	Financial Data Schedule
Financial Data Schedule of Everlert, Inc. ending December 31, 1999

(1) The copy of this exhibit filed as the same exhibit to the Company's Registration Statement on Form 10-SB and amendments thereto, is incorporated herein by reference.