Form 10KSB/A
period 1999-12-31
EVERLERT INC
filed 2000-09-08
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            FORM 10-KSB/A

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                COMMISSION FILE NUMBER: 000-28177

                          EVERLERT, INC.
      (Exact name of registrant as specified in its charter)

       Nevada                                       91-1886117
(State or jurisdiction of incorporation            (I.R.S. Employer
           or organization)                        Identification No.)

1201 East Warner Avenue, Santa Ana, California            92705
(Address of principal executive offices)                (Zip Code)

              Registrant's telephone number:  (714) 966-0710

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes            No    X      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2000: Common Stock, par value $0.001 per share -- $10,454,023. As of April 7, 2000, the Registrant had 19,207,485 shares of common stock issued and outstanding.

                            TABLE OF CONTENTS

PART I
                                                                 PAGE
ITEM 1.  DESCRIPTION OF BUSINESS                                    3

ITEM 2.  DESCRIPTION OF PROPERTY                                    5

ITEM 3.  LEGAL PROCEEDINGS                                          5

ITEM 4.  SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS        5

PART II

ITEM 5.  MARKET FOR COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                            5

ITEM 6.  PLAN OF OPERATION                                          7

ITEM 7.  FINANCIAL STATEMENTS                                      14

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                    14

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(A) OF THE EXCHANGE ACT                                 15

ITEM 10.  EXECUTIVE COMPENSATION                                   16

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                    17

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           18

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                         19

SIGNATURES                                                         19

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

Everlert, Inc., a Nevada corporation ("Registrant"), was originally incorporated on February 3, 1998, and has adopted a December 31 year-end. At December 31, 1999, the Registrant was a development stage company, since it has not commenced its planned principal operations.

On April 1, 1999, the Registrant entered into an agreement to purchase certain smoke and heat dectector technology from Safe at Home Products, Inc., a California corporation, in exchange for 12,000,000 shares of the Registrant's common stock valued at $6,000,000; this technology was owned by NuCo, Inc., a Nevada corporation and subsidiary of Safe at Home. In return, the Registrant received all of the issued and outstanding common stock of NuCo, Inc. (12,000,000 shares, valued at fifty cents per share) (see Exhibit 2 to this Form 10-KSB).

Business of Registrant.

The Registrant has a principal business objective to develop, manufacture and market smoke and heat detectors and related products for residential and commercial fire safety.
Activities to date have been limited primarily to organization, initial capitalization, finding and securing an experienced management team and board of directors, the development of a business plan and commencing with initial operational plans. The Registrant, however, has yet to establish a base of operations and must be considered a start-up company with no current established source of revenues until operations commence.

The Registrant seeks to establish a base of operations in the fire safety industry. Through the share exchange agreement with SAHP, the Registrant has acquired the technology and rights to develop and produce smoke and heat detector product lines for residential and commercial application. The first technology is a plastic Christmas tree ornament-styled smoke detector. The second is smoke and heat detector technology designed to replace or supplement existing smoke detectors. The Registrant has not yet manufactured or sold any products to date. Management seeks to introduce the products for retail sales in approximately eight months. The Registrant intends to outsource the manufacturing of prinited circuit boards and plastic housing for the detectors, with the final assembly and testing to be done directly by the Registrant.

The Registrant believes that recent developments in technology, specifically the growth of the Internet as a means of communication, will increase the ability of the Registrant to reach more individuals and businesses. Planned advertising activities include retail trade magazines, mail order catalogs and possibly television commercials and infomercials. The use of these advertising media also have the advantage of educating the consumer for the need to install multiple smoke detectors, thus increasing home safety.

The Registrant does not have any relationships with suppliers to acquire materials for production of its yet to be manufactured products. The Registrant, however, is currently seeking suppliers over its Internet site at www.everlert.com and expects to establish relationships with suppliers it seeks to provide smoke and heat detector products. The Registrant plans to reach prospective customers via retail and wholesale stores, its web site, strategic relationships and mail order catalogs. Presently, the Registrant has yet to begin these efforts, but plans to establish a base of operations in approximately to twelve months. As of September 30, 1999, no sales revenues have been generated by the Registrant. The Registrant does not anticipate that its revenues will be dependent, however, on any one or even a few major customers once its revenues begin.

Policing unauthorized use of the Registrant's proprietary and other intellectual property rights could entail significant expense and could be difficult or impossible. In addition, there can be no assurance that third parties will not bring claims of copyright or trademark infringement against the Registrant or claim that certain of the Registrant's processes or features violates a patent. There can be no assurance that third parties will not claim that the Registrant has misappropriated their creative ideas or formats or otherwise infringed upon their proprietary rights. Any claims of infringement, with or without merit, could be time consuming to defend, result in costly litigation, divert management attention, or require the Registrant to enter into costly royalty or licensing arrangements, to prevent further infringement which could have a material adverse effect on the Registrant's business, financial condition or operating results.

The Registrant's products are subject to the provisions of the Federal Consumer Product Safety Act ("FCPS Act") and the rules and regulations promulgated thereunder. The FCPS Act authorizes the Consumer Product Safety Commission ("CPSC") to protect the public against unreasonable risks of injury associated with consumer products. The CPSC can require the repurchase or recall by a manufacturer such as the Registrant of its products and can impose fines or other penalties in the event of violations of the FCPS Act. Similar laws exist in states and municipalities and in foreign countries in which the Registrant may market its products.

The Registrant will also be subject to various federal, state and foreign laws and regulations pertaining to the use of potentially dangerous materials, to the discharge of materials into the environment or otherwise relating to the protection of the environment, which may require the Registrant to allocate a portion of its operating budget for use in ensuring its full compliance with such regulations.

The Registrant believes that it will be able to comply in all material respects with laws and regulations governing the fire safety industry, and that such laws will not have a material effect on its operations. However, various federal and state agencies may propose new legislation that may adversely affect the Registrant's business, financial condition and results of operations. The Registrant is not aware of any other federal, state or local environmental laws that would affect its operations.

The Registrant has incurred minimal research and development costs, although the Registrant believes that the long-term success of its business may require substantial research and development. The Registrant plans to direct its product development efforts towards introducing heat and smoke detectors in the retail market. The Registrant does not currently have any products available for sale. The Registrant seeks to develop its products internally through research and development or strategic partnerships, but if the Registrant can purchase or license products, services or technologies from third-parties at reasonable costs, it will do so in order to avoid the time and expense involved in developing such products, services or technologies.

As a start up company in the research and development phase the Registrant presently has three full time employees and no part time employees. The Registrant's employees are currently not represented by a collective bargaining agreement, and the Registrant believes that its relations with its employees are good. Management does anticipate changes in the number of employees over the next twelve months to approximately eleven total employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Registrant leases its office space from Wyvern Technologies. The terms of this lease are for $1.00 per square foot per month ($2,500.00 per month) on a month to month basis. This facility consists of 2,500 square feet, and management believes this is currently suitable as the main administrative office and should remain so for the next twelve months. The Registrant does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by the Registrant.

ITEM 3.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

From August 25, 1998 to November 17, 1999, the
Registrant's common stock was traded on the Over the Counter Bulletin Board. After the latter date, the shares have been traded in the National Quotation Bureau's Pink Sheets (symbol "EVRL") and the range of closing bid prices shown below is reported while trading on the Bulletin Board and the Pink Sheets. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ending on December 31, 2000

                                               High          Low

Quarter Ended March 31, 2000 *                 2.62          0.01
Quarter Ended June 30, 2000 **                 2.25          2.25

*  The stock only traded on 11 days during this quarter.
**  The common stock only traded on two days during this quarter

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ending on December 31, 1999

                                               High          Low

Quarter Ended March 31, 1999                   3.25          1.00
Quarter Ended June 30, 1999                    3.50          0.12
Quarter Ended September 30, 1999               2.25          1.25
Quarter Ended December 31, 1999                3.00          2.00

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 1998

                                               High          Low

Quarter Ended September 30, 1998 ***           3.25          1.75
Quarter Ended December 31, 1998                1.56          0.01

*** The shares of common stock of the Registrant commenced trading on the Bulletin board on August 25, 1998.

In order to qualify for relisting on the Bulletin Board, the Registrant must comply with the new eligibility rules of the Bulletin Board (that is, all listed companies must be reporting companies), and accordingly the Registrant filed its Form 10-SB Registration Statement with the Securities and Exchange Commission on November 18, 1999.

Holders of Common Equity.

As of April 7, 2000, there were approximately 95 shareholders of record of the Registrant's common stock.

Dividend Information.

The Registrant has not declared or paid a cash dividend to stockholders since it became a "C" corporation. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

The following equity securities of the Registrant were sold without registration during the fiscal year ended on December 31, 1999:

On March 25,1999, the Registrant issued 12,000 shares of its common stock for services rendered in the amount of $12,900.

On April 5, 1999, the Registrant issued 12,000 share of common stock for services rendered in the amount of $12,900

On April 5,1999, the Registrant issued 300,000 shares of its common stock in exchange for warrants and notes receivable in the amount of $450,000.

On April 15, 1999, the Registrant issued 11,000 shares of preferred stock for $33,000 in cash.

On September 2, 1999, the Registrant issued 12,000,000 shares of its common stock per an asset purchase agreement with Safe at Home Products, Inc, dated April 1, 1999.

On September 2, 1999, the Registrant issued 125,000 shares of its common stock for $125.00 in cash.

On October 29, 1999, the Registrant issued 2,000,000 shares of its common stock for services rendered in the amount of $20,000.

On November 11, 1999, the Registrant issued 759,485 of its common stock for $106,007 in cash.

No commissions or fees were paid in connection with these sales. All of the above sales, except for the last one, were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Rule 506 under Regulation D as promulgated by the U.S. Securities and Exchange Commission, and all the offerings were made to sophisticated investors; that is, the investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description.

ITEM 6.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

The operational period from February 3, 1998 to December 31, 1999, achieved two main goals for the Corporation: (a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. Everlert is a developmental stage enterprise, and has not generated any revenues to date. The Registrant has devoted substantially all of its present efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Act of 1934 and its commencement of trading on the Over-the-Counter Bulletin Board.

Realization of sales of the Registrant's products during the fiscal year ending December 31, 2000 is vital to its plan of operations. The Registrant believes that its initial revenues will be primarily dependent upon its ability to cost-effectively and efficiently develop and market smoke and heat detectors. The Registrant designates its priorities for the first next twelve months of operations as developing and marketing its products to establish its operations by: (a) implementing and successfully executing its business and marketing strategy, including developing and marketing its products to establish its business in the home safety industry; (b) developing relationships with strategic partners; (c) responding to competitive developments; and (d) attracting, retaining and motivating qualified personnel.

Management of the Registrant believes that the need for additional capital going forward will be derived somewhat from earnings generated from the sale of its products. In such case, it is the intent of the Registrant to raise additional capital via a private placement offering. The Registrant currently has a note receivable for common stock in the amount of approximately $393,000. The Registrant believes that realization of this capital will sustain it for at least twelve months of operations. In the meantime, management of the Registrant plans to advance funds to the Registrant on an as-needed basis although there is no definitive or legally binding arrangement to do so. The Registrant currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. The Registrant believes that its initial revenues will be primarily dependent upon the Registrant's ability to cost effectively and efficiently develop, manufacture and market smoke detectors and related home safety products.

The Registrant incurred significant expenses for the operating period February 3, 1998 to December 31, 1999 of approximately $1,568,000. Expenditures were primarily due to costs incurred for consulting fees, engineering and general and administrative expenses. The Registrant's consulting expenses were incurred from its public listing process on the Over-the-Counter Bulletin Board. Due to the significant operating expenses, the Registrant experienced a net loss of approximately $1,597,000. The Registrant anticipated incurring such losses during the initial commencement of operations until such time that it can generate revenues from operations in the fiscal year 2000.

The Registrant's ability to distribute, and generate awareness of, the Registrant's products must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new markets. There can be no assurance that the Registrant will be successful in establishing a base of operations, and the failure to do so could have a material adverse effect on the Registrant's business, prospects, financial condition and results of operations.

Risk Factors Connected with Plan of Operation.

(a)  Only Limited Prior Operations.

The Registrant has only limited operations and is subject to all the risks inherent in the creation of a new business. Since the Registrant's principal activities to date have been limited to organizational activities and prospect development, it has no record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed.

(b)  Need for Additional Financing May Affect Operations.

Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Registrant will need to raise additional funds in order to fully implement its business plan. However, there can be no assurance that the Registrant will be successful in raising such additional funds. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

Since inception, the Registrant has financed operations primarily through private placements of common stock. The Registrant has significant ongoing liquidity needs to support its existing business and continued growth. The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. Adequate funds may not be available when needed or may not be available on favorable terms. If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

(c)  No Assurance of Protection of Proprietary Rights.

The Registrant's success and ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights. The Registrant intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Registrant, that others will not develop a service that are similar or superior to the Registrant's, or that third parties will not copy or otherwise obtain and use the Registrant's proprietary information without authorization. In addition, certain of the company's know-how and proprietary technology may not be patentable.

The Registrant may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan. The Registrant currently has no licenses for the use of any specific products. There can be no assurance that these third party licenses will be available or will continue to be available to the Registrant on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Registrant's business, financial condition or operating results.

(d)  No Assurance of Successful Manufacturing.

The company has no experience manufacturing commercial quantities of products, but management has had experience in this area. The company presently has no plans for developing an in-house manufacturing capability. Accordingly, the company will be dependent upon securing a contract manufacturer or other third party to manufacture the circuit boards and plastic housing of the detectors (the final assembly and testing will be done in-house). There can be no assurance that the terms of any such arrangement would be favorable enough to permit the products to compete effectively in the marketplace.

(e)  Dependence on Outsourced Manufacturing.

The risks of association with outsourced manufacturers are related to aspects of these firms' operations, finances and suppliers. The Registrant may suffer losses if the outside manufacturer fails to perform its obligations to manufacture and ship the product manufactured. These manufacturers' financial affairs may also affect the Registrant's ability to obtain product from these firms in a timely fashion should they fail to continue to obtain sufficient financing during a period of incremental growth. The company intends to maintain a strong relationship with these manufacturers to ensure that any issues they may face are dealt with in a timely manner.

(f)  No Assurance of Market Acceptance.

There can be no assurance that any products successfully developed by the company or its corporate collaborators, if approved for marketing, will ever achieve market acceptance. The company's products, if successfully developed, may compete with a number of traditional products manufactured and marketed by major e-commerce and technology companies, as well as new products currently under development by such companies and others. The degree of market acceptance of any products developed by the company or its corporate collaborators will depend on a number of factors, including the establishment and demonstration of the efficacy of the product candidates, their potential advantage over alternative methods and reimbursement policies of government and third party payors. There can be no assurance that the marketplace in general will accept and utilize any products that may be developed by the company or its corporate collaborators.

(g)  Substantial Competition.

The Registrant may experience substantial competition in its efforts to locate and attract customers for its products. Many competitors in the smoke detector industry have greater experience, resources, and managerial capabilities than the Registrant and may be in a better position than the Registrant to obtain access to attract customers. There are a number of larger companies which will directly compete with the Registrant. Such competition could have a material adverse effect on the Registrant's profitability or viability.

(h)  Other External Factors May Affect Viability of Registrant.

The smoke detector industry in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect peoples' spending. Factors which leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

(i)  Control of the Registrant by Officers and Directors
Over Affairs of the Registrant.

The Registrant's officers and directors beneficially own approximately 61% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

(j)  Success of Registrant Dependent on Management.

The Registrant's success is dependent upon the hiring and retention of key personnel. None of the officers or directors has any employment or non-competition agreement with the Registrant. Therefore, there can be no assurance that these personnel will remain employed by the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects.

In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with minority ownership interest rights to make decision which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the Shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(k) Conflicts of Interest May Affect Independence of Officers and Directors.

The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the Board of Directors to the Registrant, any proposed investments for its evaluation.

(l)  Limitations on Liability, and Indemnification, of
Directors and Officers May Result in Expenditures by the
Registrant.

The Registrant's Articles of Incorporation include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of directors of the Registrant for monetary damages arising from a breach of their fiduciary duties as directors. The By-Laws of the Registrant include provisions to the effect that the Registrant may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(m)  Absence of Cash Dividends.

The Board of Directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Registrant as well as legal limitations on the payment of dividends out of paid-in capital.

(n)  No Cumulative Voting.

Holders of the shares of common stock of the Registrant are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(o) No Assurance of Continued Public Trading Market; Risk of Low Priced Securities.

Since August 25, 1998, there has been only a limited
public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the National Quotation Bureau's Pink Sheets; the Registrant intends to reapply for relisting on the Over the Counter Bulletin Board after clearing comments on this registration statement. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining
the penny stock market and the risks associated therewith.   The
regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(p)  Effects of Failure to Maintain Market Makers.

If the Registrant is unable to maintain a National
Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.

(q)  Uncertainty Due to Year 2000 Problem.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Registrant's ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Registrant, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Registrant currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Registrant may experience serious unanticipated negative consequences (such as significant downtime for one or more of its suppliers) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of consumers may be affected by Year 2000 issues. The Registrant does not currently have any information about the Year 2000 status of its potential material suppliers. The Registrant's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December
31, 1999, and for the year ended December 31, 1998 are presented in a separate section of this report following Part III, Item 13.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) In February 1998, the Registrant engaged its initial independent accountant, Barry Friedman, C.P.A.. This engagement was approved by the Board of Directors. Mr. Friedman prepared and audited financial statement for the period of February 3, 1998 (date of inception of the Registrant) through March 16, 1998 in connection with a private offering of shares of common stock. In March 1999, Mr. Friedman resigned in such capacity.

(b) Effective in March 1999, James Slayton, C.P.A. was engaged to serve as the new independent accountant for the Registrant. During the Registrant's initial fiscal year and the subsequent interim period prior to engaging that accountant, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountant regarding any matter. Mr. Slayton audited the Registrant's financial statements for the fiscal years 1998 and 1999. Mr. Slayton's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern. Effective on or about May 11, 2000, Mr. Slayton was dismissed. The decision to change accountants was approved by the Board of Directors.

(c) Effective on May 11, 2000, the firm of L.L. Bradford & Company was engaged to serve as the new principal accountants to audit the Registrant's financial statements for the 1998 and 1999 fiscal years. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging those accountants, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountants regarding any matter.

During the Registrant's two most recent fiscal years and any subsequent interim period preceding such changes, there have been no disagreements with former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's two most recent fiscal years and the subsequent interim period preceding such changes.

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers.

The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below; there are no promoter and control persons of the Registrant.. The Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the Board of Directors, absent any employment agreement, of which none currently exist
or are contemplated.  There are no arrangements,   agreements or
understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs.

(a)  James J. Weber, President/Treasurer/Director.

Mr. Weber, age 61, received his Bachelor of Science Degree in Industrial Engineering from Gannon University in 1962. He received a Master of Science Degree in Industrial Engineering from New Mexico State University in 1969. During the Viet Nam war, he served as a regular Army officer, rising to the rank of Major; he was decorated with the Silver Star, Distinguished Flying Cross, Bronze Star, three air medals and other decorations.

From 1970 to 1977, Mr. Weber held progressively more responsible positions in manufacturing and sales and marketing of electronic systems, and became CEO of a medical instrument company in 1978. In 1984, he founded Wyvern Technologies, Inc., a prime manufacturer of defense electronic systems. Continuing to date as President of this firm, Mr. Weber has negotiated exclusive license agreements with Northrop Grumman, where Wyvern is the sole manufacturer of all OEM electronics on the F-5 fighter and the B-2 bomber. Additionally, this company has manufactured electronics used on most of the current United States military aircraft, including the new F-22 fighter.

(b)  Jerry G. Hilbert, Vice President/Director.

Mr. Hilbert, age 57, earned his Electrical Engineering degree from West Coast University in 1970. Upon graduation, he worked for several electronics companies; he has gained nearly 28 years experience developing electronics related products. His career began in 1964 through 1970 as a Senior Project Manager at Ford Aeronautics. From 1970 to 1980, he was the Systems Design Manager for MAI/Basic Four, a computer firm. From 1980 through 1984, Mr. Hilbert has held various positions at Philips Ultrasound. During the latter part of the 1980's and continuing through 1988, he was a senior project engineer for Palamar Systems and Machines. As this firm, Mr. Hilbert, was instrumental in the coordination of turn-key automated factories in the Peoples Reuplic of China. Since he left this firm, he has been an independent consultant to many electronnics companies, where he has helped to develop new products.

(c)  Anthony G. Lagomarsino, Secretary/Director.

Mr. Lagomarsino, age 44, was awarded his Bachelor of Arts degree from California State University, Fullerton, and his Juris Doctor from Loyola Law School of Los Angeles. As an attorney and member of the State Bar of California for 17 years, Mr, Lagomarsino has been in private practice primarily in the field of business and commercial law matters. His practice includes business formations, acquisitions, financial reorganization and insolvency. Mr. Lagomarsino resigned from the Board of Directors, effective on June 15, 2000.

The Registrant does not have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions. During the last fiscal year, the Board of Directors met on ten occasions.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors, and persons who beneficially own more than 10% of any class of the Registrant's equity securities to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Executive officers, directors and beneficial owners of more than 10% of any class of the Registrant's equity securities are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely on a review of the with respect to fiscal 1999 and subsequently, the Registrant is aware that the directors and executive officers, and 10% shareholders inadvertently failed to file Form 3's at the time the Registrant became a reporting company on January 17, 2000. These Form 3's are now in the process of being prepared and will be filed shortly. The Registrant is unaware of any other filings that have not been timely made.

ITEM 10.  EXECUTIVE COMPENSATION.

(a) The current officers and directors have not received any compensation to date. They will not be remunerated until the Registrant turns profitable.

(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there is no existing plan provided for or contributed to by the Registrant.

(c) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there is no existing plan which provides for such payment, including a stock option plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of common stock as of April 7, 2000 (issued and outstanding common stock of 19,207,485) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, and as a group (each person has sole voting power and sole dispositive power as to the shares shown):

Title of      Name and Address of               Amount of      Percent
Class         Beneficial Owner                  Beneficial        of
                                                Ownership(1)     class

Common        Safe at Home Products, Inc.,      10,000,000        52.06%
Stock         1201 East Warner Avenue
              Santa Ana, California 92705

Common        Rich Bourg Financial Ltd.          2,111,750        10.99%
Stock         6281 Tweedholm Court
              San Jose, California 95120

Common        James J. Weber                     1,500,000         7.81%
Stock         1201 East Warner Avenue
              Santa Ana, California 92705

Common        Sigam Investments, Inc.            1,500,000         7.81%
Stock         1201 East Warner Avenue
              Santa Ana, California 92705

Common        Jerry G. Hilbert                     200,000         1.04%
Stock         1201 East Warner Avenue
              Santa Ana, California 92705

Common        Anthony Lagomarsino                   25,000         0.01%
Stock         1201 East Warner Avenue
              Santa Ana, California 92705

Common        Shares of all directors and       11,725,000 (2)    61.04%
Stock         executive officers as a group (3
              persons)

(1) None of these security holders has the right to acquire any amount of the Shares from options, warrants, rights, conversion privilege, or similar obligations.

(2)  Includes the shares owned by Safe at Home Profucts, Inc.
since Mr. Weber, Mr. Hilbert, and Mr. Lagomarsino are principals of that firm. The other major shareholder of that firm is Sigam
Investements, Inc., which is controlled by Todd T. Marsh.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On February 10, 1998, the initial meeting of the Board of Directors convened. At this meeting, the Registrant accepted a written offer from the following to purchase shares of common stock of the Registrant: James J. Weber, 1,500,000 shares; Sigam Investments, Inc., 1,500,000 shares; Jerry G. Hilbert, 200,000 shares; and Anthony Lagrmarsino, 25,000 shares.

The initial acquisition of the Registrant's technology was consummated on March 17, 1998, when the Registrant entered into a Technology Purchase Agreement with Safe at Home Products, Inc. ("SAHP"); the principals of this firm are the same as the Registrant. In connection with the acquisition, SAHP's principal stockholders were to receive royalties equal to the sum of 10% of the gross revenues generated from the use of the technologies. These royalties were to be paid for a period of sixty (60) months, with the first payment due on or before April 10, 1998 in exchange for all patent, product and legal rights to SAHP's technologies. In addition, the Registrant agreed to pay SAHP the sum of $100,000 as an advance against future royalties on or before September 15, 1998. The founding shareholders of the Registrant are also the founding majority shareholders of SAHP. On April 1, 1999, the Registrant renegotiated and signed an amended Share Exchange Agreement whereby it paid 12,000,000 shares valued at $0.50 per share of restricted common stock of the Registrant to SAHP to acquire 12,000,000 of the outstanding shares, valued at $0.50 per share, of NuCo, Inc., a Nevada corporation in a similar line of business as the Registrant that SAHP transferred the technology to after Everlert failed to meet the payment terms of the original Technology Purchase Agreement dated March 17, 1998.

The Registrant leases its office space from Wyvern Technologies. Mr. Weber is the principal and director of Wyvern Technologies. Ana, California 92705. The terms of this lease are for $1.00 per square foot per month ($2,500.00 per month) on a month to month basis.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Index to Financial Statements and Schedules              Page

Report of Independent Accountants                              21

Balance Sheet of the Registrant as
of December 31, 1999                                           22

Statements of Operations for the year ended
December 31, 1999 and the period ended December 31, 1998       23

Statements of Stockholders' Equity for the year ended
December 31, 1999 and the period ended December 31, 1998       24

Statements of Cash Flows for the year ended
December 31, 1999 and the period ended December 31, 1998       26

Notes to Financial Statements                                  27

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

(c) Exhibits. For Exhibits included or incorporated by reference herein, see Exhibit Index set forth after the Financial
Statements.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Everlert, Inc.

Dated: September 7, 2000By:                /s/ James J. Weber
                                           James J. Weber, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature             Title                             Date

/s/ James J. Weber    President/Treasurer/Director    September 7, 2000
James J. Weber

/s/ Jerry G. Hilbert  Vice President/Director         September 7, 2000
Jerry G. Hilbert

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Everlert, Inc.
(A Development Stage Company)
Santa Ana, California

We have audited the accompanying balance sheet of Everlert, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999 and the period from February 3, 1998 (date of inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Everlert, Inc. as of December 31, 1999, and the results of its activities and cash flows for the year ended December 31, 1999 and the period the period from February 3, 1998 (date of inception) through December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
August 14, 2000
Las Vegas, Nevada

                             EVERLERT, INC.
                     (A Development Stage Company)
                             BALANCE SHEET
                           DECEMBER 31, 1999

                                 ASSETS

Current assets
Cash                                                   $    13,837
Total current assets                                        13,837

Other assets
Acquired technology, net                                 5,100,000

Deposits                                                    53,500

Total other assets                                       5,153,500

Total assets                                          $  5,167,337

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                      $     20,793
Accrued liabilities                                         25,746
Stock subscriptions payable                                 77,773
Notes payable - related party                              178,669
Note payable                                               169,600
Total current liabilities                                  472,581

Total liabilities                                          472,581

Commitments and contingencies                                   --

Stockholders' equity
8% cumulative preferred stock; $.001 par
value; 5,000,000 shares authorized, 11,000
shares issued and outstanding                                   11

Common stock; $.001 par value;
50,000,000 shares authorized, 18,892,485 shares
issued and outstanding                                      18,892

Additional paid-in capital                               6,665,930

Stock subscriptions receivable                            (392,625)
Accumulated deficit                                     (1,597,452)
Total stockholders' equity                               4,694,756

Total liabilities and stockholders' equity             $ 5,167,337

See Accompanying Notes to Financial Statement

                             EVERLERT, INC.
                     (A Development Stage Company)
                        STATEMENTS OF OPERATIONS

                                         February 3       February 3
                                         1998             1998
                                         (Date of         (Date of
                                         inception)       inception)
                         Year Ended      through          through
                         December 31     December 31      December 31
                         1999            1998             1999

Revenue                  $         -     $         -      $         -

Operating expenses
Amortization                 900,000               -          900,000
Research and development         733          67,650           68,383
General and
administrative               239,391         359,799          599,190

Total operating
expenses                   1,140,124         427,449        1,567,573

Loss from operations      (1,140,124)       (427,449)      (1,567,573)

Other expense
Interest expense              28,012           1,867           29,879

Loss before provision
for income taxes          (1,168,136)       (429,316)      (1,597,452)

Provision for income
taxes                              -               -                -

Net loss                 $(1,168,136)      $(429,316)      (1,597,452)

Basic and diluted
loss per common share    $     (0.15)      $   (0.14)     $     (0.28)

Basic and diluted
weighted average
common shares
outstanding                 7,816,424      2,993,359        5,696,891

See Accompanying Notes to Financial Statement

                           EVERLERT, INC.
                    (A Development Stage Company)
                  STATEMENT OF STOCKHOLDERS' EQUITY

               Pre    Common  Pre    Common  Add'l   Stock    Accumu  Total
               Ferred         ferred stock   paid    subscrip lated   stock
                              stock          in      tion     deficit holders
                                             capital receiv           equity
                                                     able

Balance at
February 3
1998
(Date of
inception)          -      -       -      -       -      -        -       -

Common stock
issued for
cash, $0.002
weighted
average price
per share           -  3,154,000   -   3,154  2,646      -        -    5,800

Common stock
issued for
expenses,
$0.086 weighted
average price
per share           -    490,000   -     490 41,610      -        -   42,100

Common stock
issued for
payment of
debt, $0.05         -     40,000   -      40  1,960      -        -    2,000

Net loss            -          -   -       -      -      - (429,316) (429,316)

Balance
December 31
1998                -   3,684,000  -   3,684 46,216      - (429,316) (379,416)

Preferred
stock issued
for cash-$3.00 11,000           -  11      - 32,990      -        -    33,001

Common stock
issued for
expenses,
$0.025
weighted
average price
per share           -  2,024,000    -   2,024 43,776     -       -     45,800

Common stock
issued for
acquired
technology,
$0.50               - 12,000,000    - 12,000 5,988,000   -       -  6,000,000

Common stock
issued for
stock
subscription
receivable
$1.50               -    300,000    -    300  449,700 (450,000)  -          -

$57,375 debt
(including
interest and
financing cost
of $23,375)
satisfied
through
transfer of
common stock,
$1.50               -         -     -     -        -    57,375   -     57,375

Common stock
issued for
cash, $0.12
weighted
average price
per share           -   884,485     -   884  105,248         -   -    106,132

Net loss        -       -     -     -        -         - (1,168,136)(1,168,136)

Balance
December 31,
1999      11,000  18,892,485 11 18,892 6,665,930 (392,625) (1,597,452)4,694,756

See Accompanying Notes to Financial Statement

                          EVERLERT, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS

                                     Period from            Period from
                                     February 3             February 3
                                     1998                   1998
                                    (Date of inception)     (Date of inception)
                     Year Ended      through                through
                     December 31     December 31, 1998      December 31,1999

Cash flows from
operating
activities:
Net loss            (1,168,136)             (429,316)         (1,597,452)
Adjustments to
reconcile net
loss to net
cash used by
operating
activities:
Amortization           900,000                     -             900,000
Interest and
financing costs
satisfied
in exchange of
common stock            23,375                     -              23,375

Common stock
issued for
expenses                45,800                42,100              87,900

Changes in
operating assets
and liabilities:
Increase in
deposits               (53,500)                    -             (53,500)
Increase (decrease)
in accounts payable   (318,489)              339,282              20,793
Increase in accrued
Liabilities             23,879                 1,867              25,746
Net cash used by
operating activities  (547,071)              (46,067)           (593,138)

Cash flows from
financing
activities:
Proceeds from
issuance of notes
payable-related
party                 173,669                  5,000            178,669

Proceeds from
issuance of note
payable               169,600                 36,000            205,600

Proceeds from
issuance of
preferred stock        33,001                      -             33,001

Proceeds from
issuance of common
stock                 106,132                  5,800            111,932

Proceeds from
issuance of stock
subscriptions
payable                77,773                      -             77,773

Net cash provided
by financing
activities            560,175                 46,800            606,975

Net increase
in cash                13,104                    733             13,837

Cash, beginning
of period                 733                      -                  -

Cash, end of
Period                 13,837                    733             13,837

Supplemental
disclosure of cash
flow:
Cash paid for
Interest                    -                      -                  -
Schedule of non
cash investing
and financing
activities:
12,000,000 common
shares issued
in exchange for
acquired technology 6,000,000                     -          6,000,000

300,000 common
shares issued in
exchange for stock
subscriptions
receivable            450,000                     -            450,000

Debt satisfied
in exchange of
common stock           34,000                     -             34,000

40,000 common
shares issued for
payment of debt             -                 2,000              2,000

See Accompanying Notes to Financial Statement

                           EVERLERT, INC.
                    (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT
POLICIES

Description of business - Everlert, Inc. (hereinafter referred to as the "Company") is a development stage company that plans to develop, manufacture, and market voice record and playback smoke detectors and related products including heat sensor Christmas tree ornaments. The Company was incorporated in the State of Nevada on February 3, 1998.

Use of estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense). Currently, the Company has no fixed assets.

Acquired technology - The acquired technology is amortized principally on the straight-line method over a period of 5 years. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of the acquired technology or whether the remaining balance of the acquired technology should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible asset in measuring their recoverability.

Earnings (loss) per share - Basic earnings (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

As of December 31, 1999, the Company has available net operating loss carryovers of approximately $1.6 million that will expire in various periods through 2014. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive income (loss) - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the year ended December 31, 1999 and period ended December 31, 1998.

Research and development costs - Research and development costs are charged to expense as incurred.

Stock-based compensation - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statements of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18.

2.  ACQUIRED TECHNOLOGY

In April 1999, the Company entered into an agreement to purchase technology from Safe at Home Products, Inc. in exchange for 12,000,000 shares of the Company's common stock valued at $6,000,000. Acquired technology is amortized over 5 years, and is calculated as follows:

Acquired technology                           $6,000,000
Less:  accumulated amortization                  900,000

Acquired technology, net                      $5,100,000

3.  NOTE PAYABLE

As of December 31, 1999 the Company borrowed $169,600. The note is unsecured, bearing an interest rate of 10%, and is due on demand. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Company's common stock at a price of $1.00 per share.

4.  STOCK SUBSCRIPTIONS RECEIVABLE

The Company entered into several Common Stock Subscription Agreements ("Subscription Agreements") during 1999. These Subscription Agreements entitle the Company to receive funds of $450,000 for the issuance of 300,000 shares of the Company's common stock. In September 1999, the stock subscriptions receivable was reduced by $57,375 to satisfy the Company's debt. Accordingly, 38,250 shares of the Company's common stock were transferred from a stock subscription holder to the debt holders for full satisfaction of such debts. As of December 31, 1999, stock subscriptions receivable totaled $392,625.

5.  STOCKHOLDERS' EQUITY

Preferred stock - As of December 31, 1999, 11,000 shares of preferred stock have a conversion feature which may be converted into shares of the Company's common stock on a basis of 10 shares of common stock for 1 share of preferred stock. In addition, these shares of preferred stock are callable 2 years from the date of issuance, but before 3 years from the date of issuance at a redemption rate of 110% of the liquidation value. Accordingly, the liquidation value is stated at $3.00 per share of preferred stock.

6.  RELATED PARTY TRANSACTIONS

Note payable - related party - As of December 31, 1999, the Company borrowed $173,669 from a related party. The note is unsecured, payable in one payment including principal and interest at maturity, bearing an interest rate of 10%, and maturing September 2000. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Company's common stock at a price of $1.00 per share.

As of December 31, 1999, the Company borrowed $5,000 from a related party. The balance is non-interest bearing and due on demand.

7.  COMMITMENTS AND CONTINGENCIES

Stock Subscription Agreements - In April 1999, the Company entered into several Common Stock Subscription Agreements ("Subscription Agreements") whereby entitling the Company to receive funds of $525,000 through the issuance of 300,000 shares of the Company's common stock. The common stock related to these Subscription Agreements was issued in March 2000, as further discussed in Note 9. As of December 31, 1999, no shares of the Company's common stock were issued or funds received in relation to these Subscription Agreements.

Non-competition agreement - In April 1999, the Company signed a non-competition agreement with Safe at Home Products, Inc. for a period of 5 years. The Company will not engage or conduct, directly or indirectly, any business in competition with Safe at Home Products, Inc.

Other - The Company is involved in a dispute which has arisen in the ordinary course of business. While the results of this matter cannot be predicted with certainty, the Company's management believes that losses, if any, resulting from the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, cash flows or financial position.

8.  GOING CONCERN

The Company incurred a net loss of approximately $1,100,000 for the year ended December 31, 1999, and its current liabilities exceed the Company's current assets by approximately $380,000 as of December 31, 1999. The Company plans to complete the development of its voice record and playback smoke detector, along with the heat sensor Christmas tree ornaments. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

9.  SUBSEQUENT EVENTS

In March 2000, the Company issued 300,000 shares of the Company's common stock to satisfy an existing Subscription Agreement as described in Note 7. The Subscription Agreement entitles the
Company to receive funds of $525,000.

During various dates from March 2000 to May 2000, the Company issued 557,202 shares of the Company's common stock pursuant to its stock subscriptions payable balance of $77,773 at December
31, 1999.

                          EXHIBIT INDEX

Number                     Exhibit Description

2 Share Exchange Agreement between the Registrant and Safe at Home Products, Inc., dated April 1, 1999 (incorporated by reference to Exhibit 2 of the Form 10-SB filed on November 18,
       1999).

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-SB filed on November 18, 1999).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Form 10-SB filed on November 19, 1999).

21     Subsidiaries of the Registrant (see below).

27     Financial Data Schedule (see below).