Form 10QSB
period 2000-03-31
EVERLERT INC
filed 2000-10-02
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                              FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2000

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

As of March 31, 2000, the Registrant had 19,207,485 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No  X   .

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

ITEM 1.  FINANCIAL STATEMENTS

BALANCE SHEET AS OF MARCH 31, 2000                                       3

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2000 AND MARCH 31, 1999                                       4

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
MARCH 31, 2000 AND MARCH 31, 1999                                       5

NOTES TO FINANCIAL STATEMENTS                                           6

ITEM 2.  PLAN OF OPERATION                                             14

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           21

ITEM 5.  OTHER INFORMATION                                             22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              22

SIGNATURE                                                              22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                 EVERLERT, INC.
                        (A development stage company)
                                BALANCE SHEET
                                MARCH 31, 2000
                                 (Unaudited)

                                    ASSETS

Current assets
Cash                                                        $      494
Total current assets                                               494

Other assets
Acquired technology, net                                     4,800,000

Deposits                                                        53,500

                                                            $4,853,500

Total assets                                                $4,853,994

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                            $   15,954
Accrued liabilities                                             34,328
Stock subscriptions payable                                     74,532
Notes payable - related party                                 178,669
Note payable                                                  169,600
Total current liabilities                                     473,083

Total liabilities                                             473,083

Commitments and contingencies                                       -

Stockholders' equity
8% cumulative preferred stock; $.001 par
value; 5,000,000 shares authorized, 14,333
shares issued and outstanding                                      14

Common stock; $.001 par value;
50,000,000 shares authorized, 19,207,485 shares
issued and outstanding                                         19,207

Additional paid-in capital                                  7,203,853
Stock subscriptions receivable                               (917,625)
Accumulated deficit                                        (1,924,538)
Total stockholders' equity                                   4,380,911

Total liabilities and stockholders' equity                 $ 4,853,994

See Accompanying Notes to Financial Statements

                                 EVERLERT, INC.
                       (A development stage company)
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                           Period from
                                                           February 3, 1998
                                                          (Date of Inception)
                       For the three months ended March 31      through
                             2000                  1999         March 31, 2000

Revenue                $        -            $        -         $           -

Operating expenses
Amortization              300,000                     -             1,200,000
Research and
development                     -                   733                68,383
General and
administrative             18,504                62,526               617,694

Total operating
expenses                  318,504                63,259             1,886,077

Net loss from
operations               (318,504)              (63,259)           (1,886,077)

Other expense
Interest expense            8,582                     -                38,461

                            8,582                     -                38,461

Net loss before
provision for income
taxes                    (327,086)              (63,259)           (1,924,538)

Provision for
income taxes                    -                     -                     -

Net loss              $  (327,086)              (63,259)           (1,924,538)

Basic and diluted
loss per common
share                       (0.02)                (0.02)                (0.26)

Basic and diluted
weighted average
common shares
outstanding            18,930,067             3,684,791             7,530,559

See Accompanying Notes to Financial Statements

                                    EVERLERT, INC.
                            (A development stage company)
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                           Period from
                                                           February 3, 1998
                                                          (Date of Inception)
                       For the three months ended March 31      through
                             2000                  1999         March 31, 2000

Cash flows from
operating activities:

   Net loss                $   (327,086)         $  (63,259)     $   1,924,538)

Adjustments to reconcile
net loss to net  cash
used by operating
activities:
Amortization                    300,000                   -          1,200,000

Interest and
financing costs
satisfied in exchange
of common stock
                                      -                   -             23,375

Common stock issued for
expenses                              -              12,900             87,900

Changes in operating
assets and
iabilities:

Increase in deposits                  -                   -            (53,500)
Increase (decrease) in
accounts payable                (4,839)            (292,666)            15,954
Increase in accrued
liabilities                      8,582                    -             34,328
Net cash used by operating
activities                     (23,343)            (343,025)          (616,481)

Cash flows from financing
activities:
Proceeds from issuance of
notes payable related party          -              173,669            178,669

Proceeds from issuance of
note payable                         -              169,600            205,600

Proceeds from issuance of
preferred stock                 10,000                    -             43,001

Proceeds from issuance of
common stock                         -                    -            111,932

Proceeds from issuance of
stock subscriptions payable          -                    -             77,773

Net cash provided by
financing activities            10,000              343,269            616,975

Net increase (decrease)
in cash                        (13,343)                 244                494

Cash, beginning of
period                          13,837                  733                  -

Cash, end of period                494                  977                494

Supplemental disclosure
of cash flow:
Cash paid for interest               -                    -                  -

Schedule of non-cash
investing and
financing activities:

40,000 common shares issued
for payment of debt                  -                    -              2,000

300,000 common shares issued
in exchange for stock
subscriptions receivable             -              450,000            450,000

Debt satisfied through
transfer of common stock             -                    -             34,000

12,000,000 common shares
issued in exchange for
acquired technology                  -                    -          6,000,000

300,000 common shares issued
in exchange for stock
subscriptions receivable        525,000                   -            525,000

Subscriptions payable
satisfied through issuance
of 15,000 common shares           3,241                   -              3,241

See Accompanying Notes to Financial Statements

                                 EVERLERT, INC.
                       (A development stage company)
                       NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 1999 of Everlert, Inc. ("the Company").

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

2.  GOING CONCERN

The Company incurred a net loss of approximately $327,000 for the three months ended March 31, 2000, and the Company's current liabilities exceed its current assets by approximately $470,000 as of March 31, 2000. The Company plans to complete the development of its voice record and playback smoke detector, along with the heat sensor Christmas tree ornaments. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


ITEM 2.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

The operational period from February 3, 1998 to December 31, 1999, achieved two main goals for the Corporation: (a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. Everlert is a developmental stage enterprise, and has not generated any revenues to date. The Registrant has devoted substantially all of its present efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Act of 1934 and its commencement of trading on the Over-the-Counter Bulletin Board (the Registrant was delisted from this exchange as of November 18, 1999). In order to qualify for relisting on the Bulletin Board, the Registrant must comply with the new eligibility rules of this exchange, which require that all listed companies be reporting companies; accordingly the Registrant filed its Form 10-SB Registration Statement with the Securities and Exchange Commission on November 18, 1999.

Realization of sales of the Registrant's products during the fiscal year ending December 31, 2000 is vital to its plan of operations. The Registrant believes that its initial revenues will be primarily dependent upon the its ability to cost-effectively and efficiently develop and market smoke and heat detectors. The Registrant designates as its priorities for the first next twelve months of operations as developing and marketing its products to establish its operations by: (a) implementing and successfully executing its business and marketing strategy, including developing and marketing its products to establish its business in the home safety industry;
(b) developing relationships with strategic partners; (c) responding to competitive developments; and (d) attracting, retaining and motivating qualified personnel.

Management of the Registrant believes that the need for additional capital going forward will be derived somewhat from earnings generated from the sale of its products. In such case, it is the intent of the Registrant to seek to raise additional capital via a private placement offering. The Registrant currently has a note receivable for common stock in the amount of $975,000. The Registrant believes that realization of this capital will sustain it for at least twelve months of operations. In the meantime, management of the Registrant plans to advance funds to the Registrant on an as-needed basis although there is no definitive or legally binding arrangement to do so. The Registrant currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. The Registrant believes that its initial revenues will be primarily dependent upon the Registrant's ability to cost effectively and efficiently develop, manufacture and market smoke detectors and related home safety products.

The Registrant incurred significant expenses for the operating period February 3, 1998 to March 31, 2000, totaling $1,886,077. Expenditures were primarily due to costs incurred for consulting fees, engineering and general and administrative expenses. The Registrant's consulting expenses were incurred from its public listing process on the Over-the-Counter Bulletin Board. Due to the significant operating expenses, the Registrant experienced a net loss of $1,886,077 for this period. The Registrant anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations in the fiscal year 2000.

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

(d)  No Assurance of Successful Manufacturing.

The company has no experience manufacturing commercial quantities of products, but management has had experience in this area. The company presently has no plans for developing an in-house manufacturing capability. Accordingly, the company will be dependent upon securing a contract manufacturer or other third party to manufacture the circuit boards and plastic housing of the dectectors (the final assembly and testing will be done in-house). There can be no assurance that the terms of any such arrangement would be favorable enough to permit the products to compete effectively in the marketplace.

(e)  Dependence on Outsourced Manufacturing

The risks of association with outsourced manufacturers are related to aspects of these firms' operations, finances and suppliers. The Registrant may suffer losses if the outside manufacturer fails to perform its obligations to manufacture and ship the product manufactured. These manufacturers' financial affairs may also affect the Registrant's ability to obtain product from these firms in a timely fashion should they fail to continue to obtain sufficient financing during a period of incremental growth. The company intends to maintains a strong relationship with these manufacturers to ensure that any issues they may face are dealt with in a timely manner.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. No reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form
10-QSB.

(b) Exhibits. Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

                                SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Everlert, Inc.



Dated: September 27, 2000                   By: /s/ James J. Weber
                                            James J. Weber, President

                              EXHIBIT INDEX

Number                            Exhibit Description

2     Share Exchange Agreement between the Registrant and Safe at
      Home Products, Inc., dated April 1, 1999 (incorporated by reference to Exhibit 2 of the Registration Statement on Form 10-SB filed on November 18, 1999).

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Registration Statement on Form 10-SB filed on November 18, 1999).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 of the Registration Statement on Form 10-SB filed on November 18, 1999).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB/A filed on September 8, 2000).

27    Financial Data Schedule (see below).