Form 10QSB
period 2000-06-30
EVERLERT INC
filed 2000-10-02
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                              FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2000

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

As of June 30, 2000, the Registrant had 19,552,477 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No  X.
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                      PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEET AS OF JUNE 30, 2000                             3

         STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND
         SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999              4

         STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30,
         2000 AND JUNE 30, 1999                                        5

         NOTES TO FINANCIAL STATEMENTS                                 6

ITEM 2.  PLAN OF OPERATION                                            14

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                            21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              21

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          21

ITEM 5.  OTHER INFORMATION                                            22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             22

SIGNATURE                                                             22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.


                                 EVERLERT, INC.
                        (A development stage company)
                                BALANCE SHEET
                                JUNE 30, 2000
                                 (Unaudited)

                                    ASSETS

Current assets
Cash                                                        $       98
Total current assets                                                98

Other assets
Acquired technology, net                                     4,500,000

Deposits                                                        53,500

                                                            $4,553,500

Total assets                                                $4,553,598

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                            $   16,114
Accrued liabilities                                             42,909
Due to related party                                             2,350
Notes payable - related party                                 178,669
Note payable                                                  169,600
Total current liabilities                                     409,642

Total liabilities                                             409,642

Commitments and contingencies                                       -

Stockholders' equity
8% cumulative preferred stock; $.001 par
value; 5,000,000 shares authorized, 14,333
shares issued and outstanding                                      14

Common stock; $.001 par value;
50,000,000 shares authorized, 19,552,477 shares
issued and outstanding                                         19,552

Additional paid-in capital                                  7,278,040
Stock subscriptions receivable                               (917,625)
Accumulated deficit                                        (2,236,025)
Total stockholders' equity                                  4,143,956

Total liabilities and stockholders' equity                 $ 4,553,598

See Accompanying Notes to Financial Statements


                                   EVERLERT, INC.
                          (A development stage company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                           For the three       For the six        Period from
                           months ended        months ended       February 3
                           June 30             June 30            1998
                       2000         1999     2000       1999      (Date of
                                                                  Inception)
                                                                  Through
                                                                  June 30 2000

Revenue              $         -   $       -  $      -  $       - $          -

Operating
expenses
Amortization             300,000     300,000   600,000    300,000    1,500,000

Research and
development                    -           -         -        733       68,383

General and
Administrative             2,905      23,826    21,410     86,351      620,600

Total operating
expenses                 302,905     323,826   621,410    387,084    2,188,983

Net loss from
operations              (302,905)   (323,826) (621,410)  (387,084)  (2,188,983)

Other expense
Interest expense          8,582       8,582    17,163     8,582       47,042

                          8,582       8,582    17,163     8,582       47,042

Net loss before
provision
for income taxes       (311,487)   (332,408) (638,573) (395,666)  (2,141,941)

Provision for
income taxes                  -           -         -         -            -

Net loss               (311,487)   (332,408) (638,573) (395,666)  (2,141,941)

Basic and diluted
loss per
common share              (0.02)      (0.08)    (0.03)    (0.11)       (0.24)

Basic and diluted
weighted average
common shares
outstanding           19,279,557  3,987,560 19,068,776 3,696,066   8,749,138

See Accompanying Notes to Financial Statements


                                    EVERLERT, INC.
                            (A development stage company)
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                           Period from
                                                           February 3, 1998
                                                          (Date of Inception)
                       For the three months ended June 30      through
                             2000                  1999         June 30, 2000

Cash flows from
operating activities:

Net loss                   $   (638,573)         $  (395,666)     $(2,236,025)

Adjustments to reconcile
net loss to net  cash
used by operating
activities:
Amortization                    600,000              300,000        1,500,000

Interest and
financing costs
satisfied in exchange
of common stock
                                      -                   -             23,375

Common stock issued for
expenses                              -              25,800             87,900

Changes in operating
assets and
iabilities:

Increase in deposits                  -                   -            (53,500)
Increase (decrease) in
accounts payable                (4,679)            (288,700)            16,114
Increase in accrued
liabilities                     17,163                6,715             42,909
Net cash used by operating
activities                     (23,739)            (351,851)          (616,877)

Cash flows from financing
activities:
Proceeds from issuance of
notes payable related party          -              173,669            178,669

Proceeds from issuance of
note payable                         -              169,600            205,600

Proceeds from issuance of
preferred stock                 10,000               33,001             43,001

Proceeds from issuance of
common stock                         -                    -            111,932

Proceeds from issuance of
stock subscriptions payable          -                    -             77,773

Net cash provided by
financing activities            10,000              993,245            616,975

Net increase (decrease)
in cash                        (13,739)             641,394                 98

Cash, beginning of
period                          13,837                  733                  -

Cash, end of period                 98              642,127                 98

Supplemental disclosure
of cash flow:
Cash paid for interest               -                    -                  -

Schedule of non-cash
investing and
financing activities:

40,000 common shares issued
for payment of debt                  -                    -              2,000

300,000 common shares issued
in exchange for stock
subscriptions receivable             -              450,000            450,000

Debt satisfied through
transfer of common stock             -                    -             34,000

12,000,000 common shares
issued in exchange for
acquired technology                  -                    -          6,000,000

Subscriptions payable
satisfied through issuance
of 359,992 common shares         77,773                   -             77,773


300,000 common shares issued
in exchange for stock
subscriptions receivable        525,000                   -            525,000


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

2.  GOING CONCERN

The Company incurred a net loss of approximately $638,000 for the six months ended June 30, 2000, and the Company's current liabilities exceed its current assets by approximately $400,000 as of June 30, 2000. The Company plans to complete the development of its voice record and playback smoke detector, along with the heat sensor Christmas tree ornaments. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

The Registrant incurred significant expenses for the operating period February 3, 1998 to June 30, 2000, totaling $2,188,983. Expenditures were primarily due to costs incurred for consulting fees, engineering and general and administrative expenses. The Registrant's consulting expenses were incurred from its public listing process on the Over-the-Counter Bulletin Board. Due to the significant operating expenses, the Registrant experienced a net loss of $2,188,983 for this period. The Registrant anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations in the fiscal year 2000.

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

Effective on June 15, 2000, Anthony Lagormarsino resigned as a director and officer of the Registrant. There were no disagreements between Mr. Lagomarsino and the Registrant on any matter relating to the Registrant's operations, policies or practices.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Reports on Form 8-K. No reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form
10-QSB.

(b)  Exhibits.  Exhibits included or incorporated by reference herein: See
Exhibit Index.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Everlert, Inc.



Dated: September 28, 2000               By: /s/ James J. Weber
                                       James J. Weber, President

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