Form 10QSB
period 2000-09-30
EVERLERT INC
filed 2000-11-16
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes     X       No     .

As of September 30, 2000, the Registrant had 19,672,477 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No  X.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEET AS OF SEPTEMBER 30, 2000                         3

         STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
         AND NINE MONTHS ENDED
         SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999                      4

         STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED JUNE 30, 2000 ENDED
         SEPTEMBER 30, 1999                                             5

         NOTES TO FINANCIAL STATEMENTS                                  7

ITEM 2.  PLAN OF OPERATION                                              8

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS                                           15

ITEM 5.  OTHER INFORMATION                                             15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              15

SIGNATURE                                                              16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                              EVERLERT, INC.
                      (A development stage company)
                              BALANCE SHEET
                            SEPTEMBER 30, 2000
                              (Unaudited)

                                ASSETS

Current assets
Cash                                                        $      4,554
Total current assets                                               4,554

Other assets
Acquired technology, net                                       4,200,000
Deposits                                                          53,500

                                                               4,253,500

Total assets                                                   4,258,054

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                                  29,044
Accrued liabilities                                               52,949

Due to related party                                               6,700
Subscriptions payable                                              5,000
Notes payable - related parties                                  246,929
Note payable                                                     169,600
Total current liabilities                                        510,222

Total liabilities                                                510,222

Commitments and contingencies                                          -

Stockholders' equity
8% cumulative preferred stock; $.001
par value;
5,000,000 shares authorized, 14,333 shares
issued and outstanding                                                14

Common stock; $.001 par value;
50,000,000 shares authorized, 19,672,477
shares issued and outstanding                                     19,672

Additional paid-in capital                                     7,313,920

Stock subscriptions receivable                                  (917,625)

Accumulated deficit                                           (2,668,149)

Total stockholders' equity                                     3,747,832

Total liabilities and stockholders' equity                     4,258,054

See Accompanying Notes to Financial Statements

                                EVERLERT, INC.
                      (A development stage company)
                         STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                                   Period from
                                                                   February 3
                         For the three          For the nine       1998
                         months ended           months ended       (Date of
                         Sept 30                Sept 30            Inception)
                                                                   through
                                                                   Sept 30
                       2000         1999      2000        1999     2000

Revenue                       -          -            -         -           -

Operating expenses
Amortization            300,000    300,000      900,000   600,000   1,800,000
Research and
development              68,260          -       68,260       733     136,643

General and
Administrative           53,824     66,653       75,233   153,154     674,424
Total operating
expenses                422,084    366,653    1,043,493   753,887   2,611,067

Net loss from
operations             (422,084)  (366,653)  (1,043,493) (753,887) (2,611,067)

Other expense
Interest expense         10,040     10,848       27,204    19,430      57,082
                         10,040     10,848       27,204    19,430      57,082

Net loss before
provision for
income taxes           (432,124)  (377,501)  (1,070,697) (773,317) (2,668,149)

Provision for
income taxes                  -          -            -         -           -

Net loss               (432,124)  (377,501)  (1,070,697) (773,317) (2,668,149)

Basic and diluted
loss per
common share              (0.02)     (0.05)      (0.06)     (0.15)      (0.27)

Basic and diluted
weighted average
common shares
outstanding          19,620,955  7,698,217  19,278,116  5,132,920   9,793,500

See Accompanying Notes to Financial Statements

                                  EVERLERT, INC.
                         (A development stage company)
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                                   Period from
                                                                   February 3
                                                                   1998
                                  For the nine months ended       (Date of
                                            Sept 30                inception)
                                                                   through
                                                                   Sept 30
                                  2000                1999         2000

Cash flows from operating
activities:
Net loss                         (1,070,697)       (773,317)      (2,668,149)
Adjustments to reconcile
net loss to net cash
used by operating activities:
Amortization                        900,000         600,000        1,800,000

Interest and financing costs
Satisfied through the
transfer of common stock                  -          23,375           23,375

Common stock issued for
expenses                             36,000          25,800          123,900

Changes in operating
assets and liabilities:
Increase in deposits                      -         (50,000)         (53,500)

Increase (decrease) in
accounts payable                      8,251        (315,969)          29,044

Increase in accrued
liabilities                          27,203          15,297           52,949

Increase in due to
related party                         6,700               -            6,700

Net cash used by operating
activities                          (92,543)       (474,814)         (685,681)

Cash flows from
financing activities:

Proceeds from issuance of
notes payable - related
parties                              68,260         173,669           246,929

Proceeds from issuance
of note payable                           -         169,600           205,600

Proceeds from issuance
of preferred stock                   10,000          33,001            43,001

Proceeds from issuance
of common stock                           -             125           111,932

Proceeds from issuance
of stock
subscriptions payable                 5,000         123,780            82,773

Net cash provided by
financing activities                 83,260         500,175           690,235

Net increase (decrease)
in cash                              (9,283)         25,361             4,554

Cash, beginning of period            13,837             733                 -

Cash, end of period                   4,554          26,094             4,554

Supplemental disclosure of
cash flow:
Cash paid for interest                    -               -                 -

Schedule of non-cash
investing and
financing activities:

40,000 common shares issued
for payment of debt                       -               -            2,000

300,000 common shares
issued in exchange
for stock subscriptions
receivable                                -         450,000          450,000

Debt satisfied through
transfer of common stock                  -          34,000           34,000

12,000,000 common shares
issued in exchange for
acquired technology                       -       6,000,000         6,000,000

Subscriptions payable
satisfied though issuance
of 759,485 common shares                  -               -           106,007

Subscriptions payable
satisfied through
issuance of
359,992 common shares                77,773               -            77,773

300,000 common shares
issued in exchange
for stock subscriptions
receivable                          525,000               -           525,000

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

2.  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following at September 30, 2000:

Promissory note payable to Wyvern Technologies, Inc.
(an entity controlled by the president of the Company),
unsecured, bearing an interest rate of 10% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                   $  173,669

Promissory note payable to a director of the Company,
unsecured, bearing an interest rate of 10% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                       68,260

Promissory note payable to a stockholder of the Company,
unsecured, non-interest bearing and due on demand                 5,000

                                                             $  246,929

3.  GOING CONCERN

The Company incurred a net loss of approximately $1,070,000 for the nine months ended September 30, 2000, and the Company's current liabilities exceed its current assets by approximately $550,000 as of September 30, 2000. The Company plans to complete the development of its voice record and playback smoke detector, along with the heat sensor Christmas tree ornaments. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

The operational period from February 3, 1998 to December 31, 1999, achieved two main goals for the Corporation: (a) formation of the organization to pursue the Company's business objective, and (b) obtain sufficient capital to commence initial operations. The Company is a developmental stage enterprise, and has not generated any revenues to date. The Company has devoted substantially all of its present efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Act of 1934 and its commencement of trading on the Over-the-Counter Bulletin Board (the Company was delisted from this exchange as of November 18, 1999). In order to qualify for relisting on the Bulletin Board, the Company must comply with the new eligibility rules of this exchange, which require that all listed companies be reporting companies. Accordingly the Company filed its Form 10-SB Registration Statement with the Securities and Exchange Commission on November 18, 1999; the Company must clear comments on this Registration Statement to be eligible for relisting.

Realization of sales of the Company's products during the
fiscal year ending December 31, 2001 is vital to its plan of operations. The Company believes that its initial revenues will be primarily dependent upon its ability to cost-effectively and efficiently develop and market smoke and heat detectors. The Company designates as its priorities for the next twelve months of operations as developing and marketing its products to establish its operations by: (a) implementing and successfully executing its business and marketing strategy, including developing and marketing its products to establish its business in the home safety industry; (b) developing relationships with strategic partners; (c) responding to competitive developments; and (d) attracting, retaining and motivating qualified personnel.

Management of the Company believes that the need for additional capital going forward will be derived somewhat from earnings generated from the sale of its products. In such case, it is the intent of the Company to raise additional capital via a private placement offering. The Company currently has a stock subscription at September 30, 2000 for common stock in the approximate amount of $918,000. The Company believes that realization of this capital will sustain it for at least twelve months of operations. In the meantime, management of the Company plans to advance funds to the Company on an as-needed basis although there is no definitive or legally binding arrangement to do so. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost effectively and efficiently develop, manufacture and market smoke detectors and related home safety products.

The Company incurred significant expenses for the operating period February 3, 1998 to September 30, 2000, totaling $2,668,149. Expenditures were primarily due to costs incurred for amortization expenses, consulting fees, engineering, and general and administrative expenses. The Company's consulting expenses were incurred from its public listing process on the Over-the-Counter Bulletin Board. Due to the significant operating expenses, the Company experienced a net loss of $2,668,149 for this period. The Company anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations in the fiscal year 2000.

The Company's ability to distribute, and generate awareness of, the Company's products must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new markets. There can be no assurance that the Company will be successful in establishing a base of operations, and the failure to do so could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

Risk Factors Connected with Plan of Operation.

(a)  Only Limited Prior Operations.

The Company has only limited operations and is subject to all the risks inherent in the creation of a new business. Since the Company's principal activities to date have been limited to organizational activities and prospect development, it has no record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Company will be able to achieve its business plans. In addition, the Company has only limited assets. As a result, there can be no assurance that the Company will generate significant revenues in the future; and there can be no assurance that the Company will operate at a profitable level. If the Company is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Company's business will not succeed.

(b)  Need for Additional Financing May Affect Operations.

Current funds available to the Company will not be adequate for it to be competitive in the areas in which it intends to operate. Therefore, the Company will need to raise additional funds in order to fully implement its business plan. However, there can be no assurance that the Company will be successful in raising such additional funds. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuance of stock in lieu of cash.

Since inception, the Company has financed operations primarily through private placements of common stock, and certain borrowings. In addition to two promissory notes between the Company and its directors (see "Certain Relationships and Related Transactions"), the Company has also borrowed $169,599.60 from an unrelated party. This promissory is unsecured, payable in one payment including principal and interest at maturity, bearing an interest rate of 10%, and originally matured on March 22, 1999; this note has been extended by oral agreement of the parties to March 22, 2001 (see Exhibit 10.1 to this Form 10-SB). Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Company's common stock at a price of $1.00 per share.

The Company has significant ongoing liquidity needs to support its existing business and continued growth. The Company's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. Adequate funds may not be available when needed or may not be available on favorable terms. If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, current shareholders may suffer a dilutive effect on their percentage of stock ownership in the Company.

(c)  No Assurance of Protection of Proprietary Rights.

The Company's success and ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights. The Company intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop a service that are similar or superior to the Company's, or that third parties will not copy or otherwise obtain and use the Company's proprietary information without authorization. In addition, certain of the company's know-how and proprietary technology may not be patentable.

The Company may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan. The Company currently has no licenses for the use of any specific products. There can be no assurance that these third party licenses will be available or will continue to be available to the Company on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Company's business, financial condition or operating results.

(d)  No Assurance of Meeting Underwriters Laboratories Standard.

The agency testing required for Company products is Underwriters Laboratories ("UL"), which is a private testing organization.
The Company's products have not yet been submitted to UL for testing pending final tooling of the products. Although Company management believes that the Company's products meet applicable UL Standard 217, there is a risk that they may not. This testing is of importance since many state fire marshals recognize UL testing and listing. The Company's products would not be available to sale in any state which requires such certification; although they would be in a number of foreign countries which do not require such certification.

(e)  No Assurance of Successful Manufacturing.

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

(f)  Dependence on Outsourced Manufacturing.

The risks of association with outsourced manufacturers are related to aspects of these firms' operations, finances and suppliers. The Company may suffer losses if the outside manufacturer fails to perform its obligations to manufacture and ship the product manufactured. These manufacturers' financial affairs may also affect the Company's ability to obtain product from these firms in a timely fashion should they fail to continue to obtain sufficient financing during a period of incremental growth. The company intends to maintains a strong relationship with these manufacturers to ensure that any issues they may face are dealt with in a timely manner.

(g)  No Assurance of Market Acceptance.

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

(h)  Substantial Competition.

The Company may experience substantial competition in its efforts to locate and attract customers for its products. Many competitors in the smoke detector industry have greater experience, resources, and managerial capabilities than the Company and may be in a better position than the Company to obtain access to attract customers. There are a number of larger companies which will directly compete with the Company. Such competition could have a material adverse effect on the Company's profitability or viability.

(i)  Other External Factors May Affect Viability of Company.

The smoke detector industry in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Company will result in commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Company. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect peoples' spending. Factors which leave less money in the hands of potential customers of the Company will likely have an adverse effect on the Company. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on invested capital.

(j)  Control by Officers and Directors Over Affairs of the
Company.

The Company's officers and directors beneficially own approximately 61% of the outstanding shares of the Company's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Company.

(k)  Success of Company Dependent on Management.

The Company's success is dependent upon the hiring and retention of key personnel. None of the officers or directors has any employment or non-competition agreement with the Company. Therefore, there can be no assurance that these personnel will remain employed by the Company. Should any of these individuals cease to be affiliated with the Company for any reason before qualified replacements could be found, there could be material adverse effects on the Company's business and prospects.

In addition, all decisions with respect to the management of the Company will be made exclusively by the officers and directors of the Company. Investors will only have rights associated with minority ownership interest rights to make decision which effect the Company. The success of the Company, to a large extent, will depend on the quality of the directors and officers of the Company. Accordingly, no person should invest in the Shares unless he is willing to entrust all aspects of the management of the Company to the officers and directors.

(l) Conflicts of Interest May Affect Independence of Officers and Directors.

The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Company. As a result, certain conflicts of interest may exist between the Company and its officers and/or directors which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Company. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the Board of Directors to the Company, any proposed investments for its evaluation.

(m) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by the Company.

The Company's Articles of Incorporation include provisions to eliminate, to the fullest extent permitted by the Nevada Revised Statutes as in effect from time to time, the personal liability of directors of the Company for monetary damages arising from a breach of their fiduciary duties as directors.
The By-Laws of the Company include provisions to the effect that the Company may, to the maximum extent permitted from time to time under applicable law, indemnify any director, officer, or employee to the extent that such indemnification and advancement of expense is permitted under such law, as it may from time to time be in effect. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

(n)  Absence of Cash Dividends.

The Board of Directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the Company's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company as well as legal limitations on the payment of dividends out of paid-in capital.

(o)  No Cumulative Voting.

Holders of the shares of common stock of the Company are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Company, and the minority shareholders will not be able to elect a representative to the Company's board of directors.

(p)  No Assurance of Continued Public Trading Market; Risk of Low
Priced Securities.

Since August 25, 1998, there has been only a limited public market for the common stock of the Company. The common stock of the Company is currently quoted on the National Quotation Bureau's Pink Sheets; the Company intends to reapply for relisting on the Over the Counter Bulletin Board after clearing comments on this registration statement. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Company's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining
the penny stock market and the risks associated therewith.   The
regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(q)  Effects of Failure to Maintain Market Makers.

If the Company is unable to maintain a National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

(r)  Uncertainty Due to Year 2000 Problem.

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using the year 2000 date is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect the Company's ability to conduct normal business operations. This creates potential risk for all companies, even if their own computer systems are Year 2000 compliant. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

The Company currently believes that its systems are Year 2000 compliant in all material respects. Although management is not aware of any material operational issues or costs associated with preparing its internal systems for the Year 2000, the Company may experience serious unanticipated negative consequences (such as significant downtime for one or more of its suppliers) or material costs caused by undetected errors or defects in the technology used in its internal systems. Furthermore, the purchasing patterns of consumers may be affected by Year 2000 issues. The Company does not currently have any information about the Year 2000 status of its potential material suppliers. The Company's Year 2000 plans are based on management's best estimates.

Forward Looking Statements.

The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, including statements regarding, among other items, the Company's business strategies, continued growth in the Company's markets, projections, and anticipated trends in the Company's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Company's products, competitive pricing pressures, changes in the market price of ingredients used in the Company's products and the level of expenses incurred in the Company's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Company disclaims any intent or obligation to update "forward looking statements."

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

In September 2000, the Company issued a total of 120,000 restricted shares of common stock for legal services to be provided to the Company, which have been valued at $30,000. None of the shares issued for services to the Company were issued to affiliates of the Company. No commissions or fees were paid in connection with these sales. These transactions were exempt from the registration requirements under the Securities Act of 1933 based on Rule 506 of Regulation D, and similar provisions under state securities laws and regulations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein: See
Exhibit Index.

Reports on Form 8-K.

No reports on Form 8-K were filed during the third quarter of the fiscal year covered by this Form 10-QSB.

                                  SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Everlert, Inc.



Dated: November 15, 2000                      By: /s/ James J. Weber
                                              James J. Weber, President

                                 EXHIBIT INDEX

Number                                 Exhibit Description

2     Share Exchange Agreement between the Company and Safe at
      Home Products, Inc., dated April 1, 1999 (incorporated by reference to Exhibit 2 of the Form 10-SB/A filed on October 24, 2000).

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on October 24, 2000).

3.2   Certificate of Amendment of Articles of Incorporation
     (incorporated by reference to Exhibit 3.2 of the Form 10-SB/A filed on October 24, 2000).

3.3 Bylaws (incorporated by reference to Exhibit 3.3 of the Form 10-SB/A filed on October 24, 2000).

10.1 Convertible Promissory Note between the Company and James T. Marsh, dated March 22, 1999 (incorporated by reference to Exhibit
      10.1 of the Form 10-SB/A filed on October 24, 2000).

10.2  Convertible Promissory Note between the Company and Wyvern
      Technologies, Inc., dated March 22, 1999 (incorporated by reference to Exhibit 10.2 of the Form 10-SB/A filed on October 24, 2000).

10.3 Convertible Promissory Note between the Company and Jerry G. Hilbert, dated July 14, 2000 (incorporated by reference to
      Exhibit 10.3 of the Form 10-SB/A filed on October 24, 2000).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB/A filed on September 8, 2000).

27    Financial Data Schedule (see below).