Form 10KSB
period 2000-12-31
EVERLERT INC
filed 2001-04-12
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2000

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

The Registrant had no revenues for the fiscal year ended on December 31, 2000. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of April 1, 2001: Common Stock, par value $0.001 per share -- $5,558,733. As of April 1, 2001, the Registrant had 19,922,477 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes
No    X   .

                               TABLE OF CONTENTS

PART I.
                                                                  PAGE

ITEM 1.  DESCRIPTION OF BUSINESS                                     3

ITEM 2.  DESCRIPTION OF PROPERTY                                     9

ITEM 3.  LEGAL PROCEEDINGS                                          10

ITEM 4.  SUBMISSION TO MATTERS TO A VOTE OF SECURITY HOLDERS        10

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                            10

ITEM 6.  PLAN OF OPERATION                                          13

ITEM 7.  FINANCIAL STATEMENTS                                       20

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                     20

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(A) OF THE EXCHANGE ACT                                  22

ITEM 10.  EXECUTIVE COMPENSATION                                    24

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                     24

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            26

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                          27

SIGNATURES                                                          29

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

Everlert, Inc., a Nevada corporation ("Registrant"), was originally incorporated on February 3, 1998, and has adopted a December 31 year-end. At December 31, 2000 and currently, the Registrant is a development stage company, since it has not commenced its planned principal operations.

On April 1, 1999, the Registrant entered into an agreement to purchase certain smoke and heat detector technology from Safe at Home Products, Inc., a California corporation, in exchange for 12,000,000 shares of the Registrant's common stock; this technology was owned by NuCo, Inc., a Nevada corporation and subsidiary of Safe at Home. In return, the Registrant received all of the issued and outstanding common stock of NuCo, Inc. (see
Exhibit 2 to this Form 10-KSB). The acquisition of this technology has been accounted for at the historical cost in a manner similar to a pooling of interests and no goodwill was recorded. Acquired technology is amortized over 3 years, and is calculated as follows:

Acquired technology               $408,528
Less:  accumulated amortization    238,774
Acquired technology, net          $169,754

In connection with this agreement, Safe at Home and NuCo entered into a Technology Transfer Agreement, dated April 1, 1999 (see
Exhibit 10.3 to this Form 10-KSB).

Originally, Safe at Home, a development company in the business of developing a series of products for home safety, licensed the voice record playback smoke detector technology to the Registrant. Under this agreement, the Registrant was to pay a down payment on royalties approximately six months after the license agreement was signed, the money was to come from the proceeds of a Rule 504 offering. When this offering failed to produce the cash, the Registrant couldn't meet the down payment terms and was in a default position on the terms of the licensing agreement. Safe at Home determined that it would make better business sense to find a way to let the Registrant proceed on its course to develop and market the smoke alarm. Acting upon the advice of legal and tax consultants, it was decided that Safe at Home should form a wholly owned company, NuCo, and transfer the smoke detector rights and technology into this company in exchange for its stock. Next, an agreement was arrived at whereby Safe at Home would exchange the NuCo stock for shares of the Registrant's common stock in a tax free transaction. Upon completion of these transactions, the Registrant holds the rights to the technology and the NuCo stock, and Safe at Home holds Registrant common stock. As disclosed under Certain Relationships and Related Transactions, this transaction between Safe At Home, NuCo, and the Registrant was between affiliated parties. This has been treated as an acquisition of technology rather than a subsidiary due to the substance of the transaction.

Business of the Registrant.

(a)  Smoke Detector Marketplace.

The U.S. market for smoke detectors has grown significantly over the last twenty years with growth fueled by a combination of increased public awareness of the value of smoke detectors and by state and local governments enacting legislation requiring the installation of smoke detectors and in some cases an increased number of smoke detectors per residence. The market for residential smoke detectors developed in the 1970s based on the effectiveness of smoke detectors as an early warning in the event of fire. During this period, state and local governments enacted building codes requiring the installation of residential smoke detectors. In 1978, the National Fire Protection Association ("NFPA") recommended that a smoke detector be installed on every level of a residence. In June of 1992, NFPA released results of a ten year study (1981-1990) which indicated that the death rate for individuals in a fire decreased by 42% in those areas where a smoke detector was present.

The trend to increasingly stringent smoke detector requirements is continuing as more governmental entities adopt legislation and as legislation increasingly covers existing as well as new homes and mandates more smoke detectors per residence. Moreover, regional building associations which publish model codes for new and existing homes such as the Uniform Building Code, the national Building Code and the One and Two Family Dwelling Code, have enacted guidelines generally recommending that smoke detectors be installed in or near every sleeping room and/or on every level.

(b)  Product Overview.

Smoke detectors have become fixtures in many homes. Building codes in the United States require that all new housing construction install at least one smoke detector per dwelling. Most homeowner's insurance policies also require that a smoke detector be installed. As a result, a large market has developed for these life saving devices.

The Registrant's principal business objective is to develop, manufacture and market smoke and heat detectors and related products for residential and commercial fire safety. The Registrant has developed two smoke and heat detector products for residential or commercial application consisting of four models - two for each product. The first smoke detector product is portable decorative and will be targeted initially for the Christmas season market. This design features one model that detects the presence of abnormally high heat and/or smoke in the vicinity of a Christmas tree, fireplace or other fire hazard. When either heat or smoke is detected, an audio alarm notifies the resident of impending danger. The less costly version detects heat only, as opposed to the more costly model which detects heat and smoke. Both models are encased in attractive plastic ornamental metallized cases and operate on a single 9VDC battery.

The Registrant's portable smoke detectors are ideal for travelers, especially those who travel outside the United States, where such precautionary devices may not be required by the local authorities.

The second smoke detector product, consisting of two models, is designed to replace or supplement existing home smoke detectors. Both models utilize a photo electric smoke recognition design - as opposed to some detectors on the market that incorporate a radioactive element to perform the same function. Both models detect heat as well as the presence of smoke. The more sophisticated model has two alarms. The first is an ear-piercing 95 decibel screech. The second is an 85 decibel voice alarm.
When the unit is activated, by smoke or heat, the alarms sound alternately. When a fire starts and smoke spreads throughout the house, it is sometimes difficult to determine where the fire originated and the most safe avenue of escape.

Upon installation, the homeowner records a message designating the room in which the detector is installed. For example, the factory records an alarm sound and the words "FIRE, FIRE, FIRE". The homeowner would finish that message by speaking into the detector the message that says "FIRE IN THE DEN EXIT FRONT DOOR". The entire message is repeated until the hazardous condition no longer exists. In a residence with multiple Registrant smoke detectors the audio record and playback feature allows the homeowner to distinguish which detector in his home has alarmed. Not only does this model warn of impending danger but the detector informs the occupant as to where the fire was first detected but also provides an exit strategy. This model also has a pre-recorded message, by the factory, which says "LOW BATTERY" when this condition exists. The second photo-electric smoke detector has the same features as the top of the line model, except it does not have the record and playback function.

(c)  Product Development.

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

There have been delays in bringing the products to market, for the following reasons:

lack of funding sources for the Company;

finish final tooling and assembly of the products (which must await further funding of approximately $450,000; this can occur within 60 days from receiving this funding); and

submission of the products for Underwriters Laboratories for testing (which must await further funding of approximately $30,000; this testing can be completed within 90 days from submission); a similar procedure in the European Union would require approximately $40,000 and take upwards of four months to complete.

The Registrant's products are not currently protected by any patents since the Registrant has not had the available funds to file such an application; it is the intent of the Registrant to do so in the future (see Risk Factors - No Assurance of Protection of Proprietary Rights). In addition there are no license agreements that the Registrant needs to obtain before it will be able to market its products. There are no design obstacles to be overcome before the Registrant is ready to commercialize its products.

Management of the Registrant believes that its products will compete with existing smoke detectors in that its products are more advanced than existing detectors for the following reasons:

Unique design of the case and smoke chamber, which allows the use of blocking light approach to smoke detection rather than scattered light approach used in other detectors (blocking light always sees the source of light, whereas scattered light only sees reflected light when smoke is present).

No use of the ionization method in the detector element, which requires the use of a radioactive substance (this has been replaced by the blocking light approach to detection).

Use of sound and voice alarm, as opposed to sound only in other devices; this voice can be pre-recorded with various types of messages.

Simultaneous heat detection, as opposed to smoke detection only in other detectors (the heat detection is accomplished by use of voltage variations through a diode; the proximity of the fire to the detector would dictate whether heat or smoke is first detected).

As concerns price, the Registrant intends to sell its top of the line detector for $29.95, when similar detectors made by other manufacturers, sell for $19.00 to $24.00, with fewer features.

The Registrant does not have any relationships with suppliers to acquire materials for production of its yet to be manufactured products. The Registrant, however, is currently seeking suppliers over its website, as well as through other industry sources (such as manufacturing catalogs), and expects to establish relationships with suppliers it seeks to provide smoke and heat detector products.

The Registrant intends to outsource the manufacturing of printed circuit boards and plastic housing for the detectors, with the final assembly and testing to be done directly by the Registrant at its current offices. Although the Registrant does not have any manufacturing experience, the principals of the Registrant have significant manufacturing experience in the fields of commercial and aerospace. The Registrant will not need to obtain any license agreements before it is able to market its products.

The Registrant is current attempting to reach potential customers through its website and word of mouth advertising. In the future, the Registrant also intends to reach prospective customers via retail and wholesale stores, strategic relationships and mail order catalogs (though no written agreements or purchase commitments have yet been obtained). The Registrant intends to sell its products through retail outlets such as Walmart, Kmart, Target, Sears, Home Depot, Builder's Square, Lowe's, and Ace Hardware, Presently, the Registrant has yet to begin these efforts, but plans to establish a base of operations by December 31, 2001. The Registrant believes that recent developments in technology, specifically the growth of the Internet as a means of communication, will increase the ability of the Registrant to reach more individuals and businesses. The Registrant has already completed it website development at www.everlert.com, although approximately $2,000 additional will need to be invested in technical aspects for acceptance of orders on this site. There are not expected to be any security authorization concerns with this website.

Planned advertising activities include retail trade magazines, mail order catalogs and possibly television commercials and infomercials. The use of these advertising media also have the advantage of educating the consumer for the need to install multiple smoke detectors, thus increasing home safety. The Registrant has submitted its products for evaluation to potential customers.

As a summary of the above discussion, the following is an outline of the various steps that the Registrant will need to take in order to fulfill its business plan:

Obtain funding (including for the final tooling, assembly, and submission for testing to the Underwriters Laboratories and a similar procedure in the European Union) in the approximate amount of $1,000,000 over the next twelve months (see discussion under "Need for Additional Financing May Affect Operations").

Complete the final tooling, assembly, and submission for testing to the Underwriters Laboratories and a similar procedure in the European Union.

Locate and finalize arrangements with suppliers and manufacturers for constructing of the units.

Once approval is received from the testing agencies, then offer the units for sale to the public through various retail channels, and undertake an advertising and marketing plan.

(c)  International Market.

The Registrant also plans to enter the European smoke detector market. Though Europe has a larger population, it has lagged behind the United States in recognizing the need for smoke detectors. Therefore, it is estimated that only about 77% of European houses have these safety devices installed. However, changing governmental regulations and growing consumer awareness is expected to increase the demand for smoke detectors in Europe.

The Registrant believes that in general the markets for residential smoke detectors outside the United States are in a much earlier stage of development than the United States market, and the level of development varies greatly from country to country. Market penetration is greatest in the United Kingdom and Canada, where the Registrant estimates approximately 77% and 94% of households, respectively, have at least one smoke detector. These penetration rates, however, are not necessarily reflective of the market for residential smoke detectors in other developed countries such as France, Germany and Japan.
Currently, the Registrant estimates that the use of smoke detectors in these countries is generally less than 5%.

In 1987, the well-publicized King's Cross London Underground Station fire stimulated consumer interest in residential fire safety products in the United Kingdom. In mid 1990, the United Kingdom became the first European Community country to adopt a residential smoke detector standard. In June 1992, building regulations in England and Wales enacted by the department of the Environment and the Welsh office became effective requiring the placement of smoke detectors on every level of new dwellings.
The Registrant believes that the implementation of these regulations, along with educational advertising by the government, fire departments, insurance carriers and manufacturers in the wake of the King's Cross fire, were the primary reasons for the increase in the number of U.K. households with smoke detectors from an estimated 13% in 1988.

The Registrant believes that adoption of building standards, together with promotion of consumer awareness of fire safety and the value of smoke detectors, will serve to increase residential smoke detector usage throughout Europe. Since local political and cultural factors also affect the market acceptance of smoke detectors in these international markets, it is difficult to determine the extent or timing of their market acceptance.

(e)  General Discussion.

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

The only agency testing required for Registrant products is Underwriters Laboratories ("UL"), which is a private testing organization. The Registrant's products have not yet been submitted to UL for testing pending final tooling of the products (the Registrant must meet UL Standard 217). Once listing by UL is approved the Registrant is required to submit an application to the state fire marshal which recognizes UL testing and listing. Conversations with the California Fire Marshal's office indicate that this is a two-week process. Most other states reciprocate California Fire Marshal approval.

Foreign countries such as Canada and most European countries require submittal to the cognizant testing agency prior to initiating sales. As the market develops, the Registrant will submit products to meet testing criteria on a country by country basis. Many countries do not have any testing standards thus; products can be marketed without further testing. In many instances satisfaction of UL tests suffices and is recognized.

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

The Registrant has incurred minimal research and development costs, although the Registrant believes that the long-term success of its business may require substantial research and development. The Registrant will seek to further develop its products internally through research and development or strategic partnerships, but if the Registrant can purchase or license products, services or technologies from third-parties at reasonable costs, it will do so in order to avoid the time and expense involved in developing such products, services or technologies. The Registrant is not currently in negotiations with any strategic partners.

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

As of December 31, 2000, no sales revenues have been generated by the Registrant. The Registrant does not anticipate that its revenues will be dependent, however, on any one or even a few major customers once its revenues begin.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Registrant leases its office space from Wyvern Technologies. The terms of this lease are for $1.00 per square foot per month ($2,500 per month) on a month to month basis. This facility consists of 2,500 square feet, and management believes this is currently suitable as the main administrative office and should remain so for the next twelve months. The Registrant does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by the Registrant.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2000

                                                 High      Low

Quarter Ended March 31, 2000 (1)                 2.62      0.01
Quarter Ended June 30, 2000 (2)                  2.25      2.25
Quarter Ended September 30, 2000 (3)             2.00      2.00
Quarter Ended December 31, 2000 (4)              3.00      2.00

(1)  The shares traded on 11 days during this quarter.

(2)  The shares traded on two days during this quarter

(3)  The shares traded on one day during this quarter

(4)  The shares traded on fifteen days during this quarter

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

Holders of Common Equity.

As of April 1, 2001, there were approximately 95 shareholders of record of the Registrant's common stock.

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

Equity Securities Sold Without Registration.

The Registrant made the following sales of unregistered securities during the fiscal year ended December 31, 2000:

(a) On August 28, 1998, the Registrant issued 305,000 shares of its common stock for services rendered in the amount of $30,250. 300,000 of these shares were issued under two Subscription Agreements (see Exhibit 4 to this Form 10-KSB) under which the Registrant issued the shares, along with warrants covering the issuance of 300,000 shares of common stock (exercisable at $1.50 per share for a period of one year) ("A Warrants"), and warrants covering the issuance of 300,000 shares of common stock (exercisable at $1.75 per share for a period of one year) ("B Warrants"). The closing per share price of the Registrant's common stock on the closet prior trading day (August 26, 1998) was $2.50.

The B Warrants, covering 300,000 shares, were exercised prior to April 7, 1999. However, the shares underlying the B Warrants were actually issued in March 2000. The subscription receivable for the exercise of the B Warrants is covered by two promissory notes, dated April 5, 1999, each for $262,500 (see Exhibits 10.6 and 10.7 to this Form 10-KSB). These promissory notes were due and payable not later than July 5, 1999 (extended to March 31, 2001 by oral agreement of the parties).

(b) On January 27, 2000, the Registrant issued 3,333 shares of preferred stock to one accredited investor for $10,000 in cash.

(c) During various dates from March 2000 to May 2000, the Registrant issued 359,992 shares of the Registrant's common stock pursuant to its stock subscriptions payable balance of $77,773 at December 31, 1999. During this period, the closing per share price of the Registrant's common stock was $2.25 (only traded on three days).

(d) On August 3, 2000, the Registrant issued 200,000 shares of its common stock to Jerry Hilbert for services to be rendered to the Registrant, which have been valued at $90,000. The closing per share price of the Registrant's common stock on the closet prior trading day (April 26, 2000) was $2.25.

(e) On August 14, 2000, the Registrant issued 120,000 shares of the Registrant's common stock for legal services to be provided to the Registrant, which have been valued at $36,000. The closing per share price of the Registrant's common stock on the closet prior trading day (April 26, 2000) was $2.25.

(f)  On September 29, 2000, the Registrant issued
50,000 of its common stock to one accredited investor for $5,000 in cash. The closing per share price of the Registrant's common stock on the closest prior trading day (August 16, 2000) was $2.00.

The factors that the Registrant considers when determining the price when shares are issued above are: (a) low liquidity of the common stock on the trading exchange (low volume and infrequent execution of trades) and (b) the restricted nature of the shares issued. None of the shares issued for services to the Registrant, except for those to Mr. Hilbert, were issued to affiliates of the Registrant.

No commissions or fees were paid in connection with these sales. All of the above sales through April 5, 1999 were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Rule 504 under Regulation D as promulgated by the U.S. Securities and Exchange Commission. All offerings made after that date were undertaken under Rule 506 of Regulation D. The Rule 506 offerings also were made only to sophisticated investors; that is, the investor either alone or with his purchaser representative(s) has such knowledge and experience in financial and business matters that he is capable of evaluating the merits and risks of the prospective investment, or the issuer reasonably believes immediately prior to making any sale that such purchaser comes within this description.

ITEM 6.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

The operational period from February 3,  1998 to December 31,
2000, achieved two main goals for the Corporation: (a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant has devoted substantially all of its present efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Act of 1934 and its commencement of trading on the Over-the-Counter Bulletin Board
(the Registrant was delisted from this exchange as of November
18, 1999).  In order to qualify for relisting on the Bulletin
Board, the Registrant must comply with the new eligibility rules of this exchange, which require that all listed companies be reporting companies. Accordingly the Registrant filed its Form
10-SB Registration Statement with the Securities and Exchange Commission on November 18, 1999; the Registrant must clear comments on this Registration Statement to be eligible for relisting.

The Registrant currently has no working capital.
Realization of sales of the Registrant's products during the fiscal year ending December 31, 2001 is vital to its plan of operations. The Registrant believes that its initial revenues will be primarily dependent upon the its ability to cost-effectively and efficiently develop and market smoke and heat detectors. The Registrant designates as its priorities for the first next twelve months of operations as developing and marketing its products to establish its operations by: (a) implementing and successfully executing its business and marketing strategy, including developing and marketing its products to establish its business in the home safety industry (this is presently on hold pending the receipt of further financing for the Registrant; costs are estimated to be approximately $500,000); (b) developing relationships with strategic partners (this must await further funding for the Registrant); (c) responding to competitive developments (the Registrant has already accomplished this by designing its detector products to offer features not found in competing models); and (d) attracting, retaining and motivating qualified personnel (this must await further funding for the Registrant).

Management of the Registrant believes that the need for additional capital going forward will be derived somewhat from earnings generated from the sale of its products. In such case, it is the intent of the Registrant to seek to raise additional capital via a private placement offering. The Registrant currently has a stock subscription receivable at December 31, 2000 for common stock in the amount of $917,625. As of that date, management of the Registrant believes the collectibility of this receivable may be in doubt. Accordingly, an allowance for doubtful accounts was recorded in the financial statements for the full amount of the stock subscriptions receivable; however, the Registrant plans to take necessary actions to collect these funds.

As a result, management of the Registrant plans to advance funds to the Registrant on an as-needed basis although there is no definitive or legally binding arrangement to do so. The Registrant currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. The Registrant believes that its initial revenues will be primarily dependent upon the Registrant's ability to cost effectively and efficiently develop, manufacture and market smoke detectors and related home safety products.

The Registrant incurred significant operating expenses for the operating period February 3, 1998 to December 31, 2000, totaling $2,000,834. Expenditures were primarily due to costs incurred for amortization expenses, consulting fees, engineering, and general and administrative expenses. The Registrant's consulting expenses were incurred from its public listing process on the Over-the-Counter Bulletin Board. Due to the significant operating expenses, as well as interest expense in the amount of $67,371, the Registrant experienced a net loss of $2,068,205 for this period. The Registrant anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations in the fiscal year 2001.

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

Risk Factors Connected with Plan of Operation.

(a)  Limited Prior Operations, History of Operating Losses, and
Accumulated Deficit May Affect Ability of Registrant to Survive.

The Registrant has had limited prior operations to date.
Since the Registrant's principal activities to date have been limited to organizational activities, research and development, and prospect development, it has no record of any revenue-producing operations. Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by new product introductions.

The Registrant incurred a net loss of $370,268 for the fiscal year ended December 31, 1999 and $1,268,621 for the fiscal year ended December 31, 2000. The Registrant's current liabilities exceed its current assets by $458,744 as of December 31, 1999 and $534,325 as of December 31, 2000. At December 31,
2000, the Registrant had an accumulated deficit of $2,068,205.

(b)  Need for Additional Financing May Affect Operations and Plan.

Since inception, the Registrant has financed operations primarily through private placements of common stock, and certain borrowings. In addition to two promissory notes between the Registrant and its directors (see "Certain Relationships and Related Transactions"), the Registrant has also borrowed $181,849 from an unrelated party. This promissory is unsecured, due on demand and payable in one payment including principal and interest at maturity, bearing an interest rate of 10%. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share.

Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $1,000,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

(c)  No Assurance of Protection of Proprietary Rights May Affect
Ability to Manufacture Products.

The Registrant's success and ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights. The Registrant intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Registrant, that others will not develop a service that are similar or superior to the Registrant's, or that third parties will not copy or otherwise obtain and use the Registrant's proprietary information without authorization. In addition, certain of the Registrant's know-how and proprietary technology may not be patentable.

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

(d)  No Assurance of Meeting Underwriters Laboratories Standard
May Affect Ability to Sell Products.

The agency testing required for Registrant products is Underwriters Laboratories ("UL"), which is a private testing organization. The Registrant's products have not yet been submitted to UL for testing pending final tooling of the products. Although Registrant management believes that the Registrant's products meet applicable UL Standard 217, there is a risk that they may not. This testing is of importance since many state fire marshals recognize UL testing and listing. The Registrant's products would not be available to sale in any state which requires such certification; although they would be in a number of foreign countries which do not require such certification.

(e) No Assurance of Successful Manufacturing May Affect Ability of Registrant to Survive.

The Registrant has no experience manufacturing commercial quantities of products, but management has had experience in this area. The Registrant presently has no plans for developing an in-house manufacturing capability. Accordingly, the Registrant will be dependent upon securing a contract manufacturer or other third party to manufacture the circuit boards and plastic housing of the detectors (the final assembly and testing will be done in-house). There can be no assurance that the terms of any such arrangement would be favorable enough to permit the products to compete effectively in the marketplace.

(f)  Dependence on Outsourced Manufacturing May Affect Ability to
Bring Products to Market.

The risks of association with outsourced manufacturers are related to aspects of these firms' operations, finances and suppliers. The Registrant may suffer losses if the outside manufacturer fails to perform its obligations to manufacture and ship the product manufactured. These manufacturers' financial affairs may also affect the Registrant's ability to obtain product from these firms in a timely fashion should they fail to continue to obtain sufficient financing during a period of incremental growth. The Registrant intends to maintains a strong relationship with these manufacturers to ensure that any issues they may face are dealt with in a timely manner.

(g)  No Assurance of Market Acceptance May Affect Ability to Sell Products.

There can be no assurance that any products successfully developed by the Registrant or its corporate collaborators, if approved for marketing, will ever achieve market acceptance. The Registrant's products, if successfully developed, may compete with a number of traditional products manufactured and marketed by major e-commerce and technology companies, as well as new products currently under development by such companies and others. The degree of market acceptance of any products developed by the Registrant or its corporate collaborators will depend on a number of factors, including the establishment and demonstration of the efficacy of the product candidates, their potential advantage over alternative methods and reimbursement policies of government and third party payors. There can be no assurance that the marketplace in general will accept and utilize any products that may be developed by the Registrant or its corporate collaborators.

(h)  Substantial Competition May Affect Ability to Sell Products.

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

(i)  Other External Factors May Affect Viability of Registrant.

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

(j)  Control by Officers and Directors Over Affairs of Registrant
May Override Wishes of Other Stockholders.

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

(k) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

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

(l)  Conflicts of Interest May Affect Ability of Officers and
Directors to Make Decisions in the Best Interests of Registrant.

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

(m) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Expenditures by Registrant.

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

(n)  Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

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

(o) No Cumulative Voting May Affect Ability of Some Shareholders to Influence Mangement of Registrant.

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

(p)  No Assurance of Continued Public Trading Market and Risk of
Low Priced Securities May Affect Market Value of Registrant's Stock.

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

(q)  Failure to Maintain Market Makers May Affect Value of
Registrant's Stock.

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

(r)  The Price per Share for Sales of Unregistered Securities by
Registrant Less Than Then Current Market Price.

The price per share of all sales of unregistered securities by the Registrant, except for 2,000 shares issued in December 1998, have been much lower than the then current market price. Thus, the Registrant is not receiving cash, assets, or services which are equivalent to the market price of the stock at the time it is issued. However, the Board of Directors has made a determination that the consideration received by the Registrant in each instance is adequate. The factors that the Board of Directors considers when determining the price when shares are issued above are: (a) low liquidity of the common stock on the trading exchange (low volume and infrequent execution of trades) and (b) the restricted nature of the shares issued.

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

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December
31, 2000, and for the year ended December 31, 1999 are presented in a separate section of this report following Part III, Item 13.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Effective in March 1999, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, Barry L. Friedman, Certified Public Accountant, resigned. Mr. Friedman prepared and audited financial statement for the period of February 3, 1998 (date of inception of the Registrant) through March 16, 1998 in connection with a private offering of shares of common stock. Mr.
Friedman's report on this financial statement was modified as to uncertainty that the Registrant will continue as a going concern; other than this, this accountant's report on the financial statements for the past two years neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Registrant's two most recent fiscal years and any subsequent interim period preceding such resignation, there have been no disagreements with this former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's two most recent fiscal years and the subsequent interim period preceding such changes."

The Registrant has requested Mr. Friedman to respond to the Securities and Exchange Commission regarding his agreement with the statements made by the Registrant in response to Item 304(a)(1) of Regulation S-B. The Registrant has received a letter from Mr. Friedman agreeing to such statements (see Exhibit
16.1 to this Form 10-KSB).

(b) Effective on or about May 11, 2000, the independent accountant who was previously engaged as the principal accountant to audit the Registrant's financial statements, James E. Slayton, C.P.A., was dismissed. The decision to change accountants was approved by the Board of Directors. Mr. Slayton audited the Registrant's financial statements for the fiscal years 1998 and 1999. Mr. Slayton's report on these financial statements was modified as to uncertainty that the Registrant will continue as a going concern; other than this, this accountant's report on the financial statements for the past two years neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

(c) Effective on May 11, 2000, the firm of L.L. Bradford & Company was engaged to serve as the new principal accountants to audit the Registrant's financial statements for the 1998 and 1999 fiscal years. This engagement was based on a determination by the Registrant in preparing the unaudited financial statements for the quarter ended March 31, 2000 that its statements did not reconcile with those prepared by Mr. Slayton for the fiscal year ended December 31, 1999. The decision to retain the new firm was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging those accountants, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountants regarding any matter in connection with the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements.

(c) There were no "reportable events" as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Registrant's two most recent fiscal years and the subsequent interim period preceding the former accountant's dismissal. In addition, during the Registrant's two most recent fiscal years and any subsequent interim period preceding the dismissal of Mr. Slayton, other than as set forth below, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

In a letter to the SEC, dated December 7, 2000, Mr. Slayton stated the following with regard to the Registrant:

"I disagreed with management on the valuation of assets purchased in a two part transaction. Everlert purchased the patent rights of Nuco, who had purchased the patent rights from Safe at Home, Inc. Management wanted to report these assets at a share valuation of $0.50 per share for 12,000,000 shares of its common stock. However, it is my belief that the correct valuation should have been approximately $396,000 per APB Opinion 16, as all three companies were under common control."

The Registrant's current independent accountants have reviewed the effect on the financial statements if the method had been followed which the former accountant apparently would have concluded was required and have made certain changes to the audited financial statements of the Registrant for the fiscal year ended December 31, 1999.

The Registrant has requested Mr. Slayton to respond to the Securities and Exchange Commission regarding his agreement with the statements made by the Registrant in response to Item 304(a)(1) of Regulation S-B. The Registrant has received a letter from Mr. Slayton agreeing to such statements (see Exhibit
16.2 to this Form 10-KSB).

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers.

The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below; there are no promoter and control persons of the Registrant.. The Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the Board of Directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. The Directors and Executive Officers of the Registrant are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

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

(b)  Jerry G. Hilbert, Vice President/Director.

Mr. Hilbert, age 57, earned his Electrical Engineering degree from West Coast University in 1970. Upon graduation, he worked for several electronics companies; he has gained nearly 28 years experience developing electronics related products. His career began in 1964 through 1970 as a Senior Project Manager at Ford Aeronautics. From 1970 to 1980, he was the Systems Design Manager for MAI/Basic Four, a computer firm. From 1980 through 1984, Mr. Hilbert has held various positions at Philips Ultrasound. During the latter part of the 1980's and continuing through 1988, he was a senior project engineer for Palamar Systems and Machines. As this firm, Mr. Hilbert, was instrumental in the coordination of turn-key automated factories in the Peoples Republic of China. Since he left this firm, he has been an independent consultant to many electronics companies, where he has helped to develop new products.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2000, Forms 5 with respect to fiscal 2000, and certain written representations from executive officers and directors, the Registrant is aware that the directors and executive officers, and 10% shareholders inadvertently failed to file Form 3's at the time the Registrant became a reporting company on January 17, 2000. These Form 3's have been prepared and filed with the SEC. The Registrant is unaware of any other filings that have not been timely made.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of common stock of the Company ("Shares") as of April 1, 2001 (issued and outstanding common stock of 19,922,477) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company, and as a group (each person has sole voting power and sole dispositive power as to the shares shown):

Title of   Name and Address               Amount of       Percent of
Class      of Beneficial Owner            Beneficial         Class
                                          Ownership(1)

Common     Safe at Home Products, Inc.(2)  12,000,000         60.23%
Stock      1201 East Warner Avenue
           Santa Ana, California 92705

Common     Terry G. Marsh (3)               2,010,000         10.09%
Stock      6281 Tweedholm Court
           San Jose, California 95120


Common     James J. Weber (4)               1,673,669          8.40%
Stock      1201 East Warner Avenue
           Santa Ana, California 92705

Common     Todd T. Marsh (5)                1,500,000          7.53%
Stock      1201 East Warner Avenue
           Santa Ana, California 92705

Common     Jerry G. Hilbert (6)               468,260          2.35%
Stock      1201 East Warner Avenue
           Santa Ana, California 92705

Common     Shares of all directors and (7)  14,141,929        70.98%
Stock      executive officers as a group (2
           persons)

(1) Other than as set forth below, none of these security holders has the right to acquire any amount of the Shares from options, warrants, rights, conversion privilege, or similar obligations.

(2) Safe at Home Products, Inc. is collectively controlled by Mr. Weber and Mr. Hilbert.

(3)  These shares are held in the name of Rich Bourg
Financial, Ltd., which is controlled by Terry G. Marsh.

(4) Of this amount, 173,669 are represented by shares from a convertible promissory note between the Company and Wyvern
Technologies, Inc., which is controlled by Mr. Weber (see
"Certain Relationships and Related Transactions").

(5) These shares are held in the name of Sigam Investments, Inc., which is controlled by Todd T. Marsh.

(6) Of this amount, 68,260 are represented by shares from a convertible promissory note between the Company and Mr. Hilbert
(see "Certain Relationships and Related Transactions").

(7)  Includes the shares owned by Safe at Home Products, Inc.
The other major shareholder of that firm is Sigam Investments, Inc.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, there are no relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the named persons set forth previously had or is to have a direct or indirect material interest.

(a) On March 3, 1998, the Registrant sold 3,100,000 shares of its common stock to the founding stockholders for $0.001 per share (a total consideration of $3,100), as follows: James J. Weber, 1,500,000 shares; Sigam Investments, Inc., 1,500,000 shares; Jerry G. Hilbert, 75,000 shares; and Anthony Lagomarsino, 25,000 shares.

(b) The initial acquisition of the Registrant's technology was consummated on March 17, 1998, when the Registrant entered into a Technology Purchase Agreement with Safe at Home Products, Inc. ("SAHP"); the principals of this firm are the same as the Registrant. In connection with the acquisition, SAHP's principal stockholders were to receive royalties equal to the sum of 10% of the gross revenues generated from the use of the technologies. These royalties were to be paid for a period of sixty (60) months, with the first payment due on or before April 10, 1998 in exchange for all patent, product and legal rights to SAHP's technologies. In addition, the Registrant agreed to pay SAHP the sum of $100,000 as an advance against future royalties on or before September 15, 1998. The founding shareholders of the Registrant are also the founding majority shareholders of SAHP. On April 1, 1999, the Registrant renegotiated and signed an amended Share Exchange Agreement whereby it paid 12,000,000 shares, valued at $0.03 per share, of restricted common stock of the Registrant to SAHP to acquire 12,000,000 of the outstanding shares, valued at $0.03 per share, of NuCo, Inc., a Nevada corporation that SAHP transferred the technology to after the Registrant failed to meet the payment terms of the original Technology Purchase Agreement dated March 17, 1998.

(c) On March 22, 1999, the Registrant borrowed $173,770 from Wyvern Technologies, Inc., which is controlled by Mr. Weber. The note is unsecured, due on demand and payable in one payment including principal and interest at maturity, bearing an interest rate of 10%. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share.

(d)  On July 14, 2000, the Registrant borrowed $68,260 from
Mr. Hilbert. The promissory note is unsecured, payable in one payment including principal and interest at maturity, bearing an interest rate of 10%, and maturing on July 14, 2001 (see Exhibit
10.3 to this Form 10-KSB). Additionally, the holder has the option (under the terms of the promissory note) to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share.

For each of the transactions noted above, the transaction was negotiated, on the part of the Registrant, on the basis of what is in the best interests of the Registrant and its shareholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

The Registrant leases its office space from Wyvern Technologies, Inc. Mr. Weber is the principal and director of Wyvern Technologies, Inc.. The terms of this lease are for $1.00 per square foot per month ($2,500.00 per month) on a month to month basis. Management of the Registrant does not believe the rate is equivalent to an arms length transaction (below what would be charged the Registrant by a third party).

Mr. Hilbert currently devotes 100% of his time to the Registrant's affairs. However, the other director of the Registrant, Mr. Weber, is engaged as a director of another business (Wyvern Technologies, Inc.); he currently devotes approximately 25% of his time to the affairs of the Registrant. As a result, certain potential conflicts of interest, such as those set forth above with the transactions, may arise between the Registrant and this director. The Registrant will attempt to resolve such conflicts of interest in favor of the Registrant by carefully reviewing each proposed transaction to determine its fairness to the Registrant and its shareholders and whether the proposed terms of the transaction are at least as favorable as those which could be obtained from independent sources. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Registrant.

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL
STATEMENTS.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

The following reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report:

(a) A Form 8-K filed on November 14, 2000 to report the change in certifying accountants for the Registrant from James E.
Slayton to L.L. Braford & Company, LLC.

(b)  An amended Form 8-K to clarify the prior Form 8-K filing.

Index to Financial Statements.                                    Page

Report of Independent Certified Public Accountants                  30

Balance Sheet as of December 31, 2000                               31

Statements of Operations for the year ended
December 31, 2000 and the year ended December 31, 1999              32

Statement of Changes in Stockholders' Deficit
for the year ended December 31, 2000
and the year ended December 31, 1999                                33

Statements of Cash Flows for the year ended
December 31, 2000 and the year ended December 31, 1999              36

Notes to Financial Statements                                       38

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Everlert, Inc.



Dated: April 11, 2001              By: /s/ James J. Weber
                                   James J. Weber, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                         Date

/s/  James J. Weber       President/Treasurer             April 11, 2001
James J. Weber           (principal financial and
                          accounting officer)/Director

/s/  Jerry G. Hilbert     Vice President/Director         April 11, 2001
Jerry G. Hilbert


L.L. BRADFORD & COMPANY, LLC
Certified Public Accountants & Consultants

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Everlert, Inc.
(A Development Stage Company)
Santa Ana, California

We have audited the accompanying balance sheet of Everlert, Inc. (A Development Stage Company) as of December 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999 (restated) and the period from February 3, 1998 (Date of Inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Everlert, Inc. (A Development Stage Company) as of December
31, 2000, and the results of its activities and cash flows for the years ended December 31, 2000 and 1999 (restated) and the period from February 3, 1998 (Date of Inception) through December
31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 9, subsequent to the issuance of the Company's December 31, 1999 financial statements and audited report thereon dated March 20, 2000, the Company became aware certain account balances did not reflect their historical basis. In the original report, the auditor expressed an unqualified opinion on the December 31, 1999 financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.

/s/  L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
March 26, 2001
Las Vegas, Nevada

2901 El Camino Avenue, Suite 105, Las Vegas, Nevada 89102  (702)
735-5030   Facsimile (702) 735-4854


                            EVERLERT, INC.
                      (A Development Stage Company)
                             BALANCE SHEET
                           DECEMBER 31, 2000

                                   ASSETS

Current assets

Cash                                      $  4,136
Total current assets                         4,136

Other assets

Acquired technology, net                   169,754

Deposits                                    53,500

                                           223,254

Total assets                            $  227,390

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable                        $   29,044
Accrued liabilities                         63,238
Due to related party                        17,400
Notes payable - related party              246,930
Note payable                               181,849

Total current liabilities                   538,461

Total liabilities                           538,461

Commitments and contingencies                     -
Stockholders' equity
8% cumulative preferred stock; $.001
par value; 5,000,000 shares authorized,
14,333 shares issued and outstanding             14

Common stock; $.001 par value;
50,000,000 shares authorized,
19,552,477 shares issued and
outstanding, including 600,000
shares subscribed                           19,922
Additional paid-in capital               1,827,198
Common stock issued for prepaid
Consulting services                        (90,000)
Stock subscriptions receivable, bet              -
Accumulated deficit                              -
Total stockholders' deficit             (2,068,205)
                                          (311,071)
Total liabilities and stockholders'
deficit                                  $ 227,390

See Accompanying Notes to Financial Statements

                           EVERLERT, INC.
                   (A Development Stage Company)
                     STATEMENTS OF OPERATIONS


                                                          Period from
                                                        February 3, 1998
                                       Year Ended       (Date of Inception)
                        Year Ended     December 31           through
                        December 31    1999             December 31, 2000
                        2000           (RESTATED)

Revenue                           -              -                    -

Operating expenses
Amortization                136,642        102,132              238,774
Bad debt                    917,625              -              917,625
Research and development     68,766            733              137,149
General and administrative  108,096        239,391              707,286

Total operating expenses  1,231,129        342,256            2,000,834

Loss from operations     (1,231,129)      (342,256)          (2,000,834)

Other expense
Interest expense             37,492         28,012               67,371

Loss before provision for
income taxes             (1,268,621)      (370,268)          (2,068,205)

Provision for income
taxes                              -             -                    -

Net loss                  (1,268,621)     (370,268)          (2,068,205)

Basic and diluted loss per
common share                   (0.07)        (0.05)               (0.20)

Basic and diluted weighted
average common shares
outstanding               19,408,597     7,816,424           10,594,804

See Accompanying Notes to Financial Statements

                            EVERLERT, INC.
                      (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' DEFICIT


                                                       Stock
                Outstanding                            Subcrip          Total
                   Shares       Pref          Add'l    tion    Accumu   Stock
                Pref            erred  Common Paid In  Receiv  lated    Holders
                erred  Common   Stock  Stock  Capital  able    Deficit  Equity

Balance at
February 3
1998
(Date of
inception)          -       -   $   -  $    - $     -  $    -  $     -  $     -

Common stock
issued for
cash, $0.002
weighted
average price
per share           -  3,154,000    -   3,154  2,646        -       -     5,800

Common stock
issued for
expenses $0.086
weighted
average price
per share           -    490,000    -     490  41,610       -       -    42,100

Common stock
issued for
for payment
of debt $0.05       -     40,000    -      40   1,960       -       -     2,000

Net loss           -          -    -       -       -       -  (429,316)(429,316)

Balance
December 31
1998               -    3,684,000  -   3,684  46,216       - (429,316) (379,416)

Preferred
stock issued
for cash $3.00 11,000           - 11       -  32,990       -        -    33,001

Common stock
issued for
expenses $0.025
weighted
average price
per share           -   2,024,000  -   2,024  43,776       -       -     45,800

Common stock
issued for
acquired
technology
$0.03               -  12,000,000  -  12,000   396,528     -       -    408,528

Common stock
issued for
stock
subscription
receivable
$1.50               -     300,000  -     300   449,700 (450,000) -           -

$57,375 debt
(including
interest and
financing
cost of
$23,375)
satisfied
in exchange
of common
stock
$1.50               -          -   -       -        -   57,375  -      57,375

Common stock
issued for
cash, $0.12
weighted
average price
per share           -    884,485   -     884  105,248        -  -     106,132

Net loss       -          -   -       -        -        - (370,268)  (370,268)

Balance
December 31
1999 RESTATED
      11,000 18,892,485  11   18,892  1,074,458 - (392,625)(799,584)   (98,848)

Common stock
Issued for
Payment of
Subscrip
Tions
Payable      -  359,992   0      360     77,413 -        -        -     77,773

Common stock
Issued for
Services
$0.30        -  120,000   -      120     35,880 -        -        -     36,000

Common stock
Issued for
Prepaid
Consulting
Services
$0.50        - 200,000   -       200    99,800- (100,000) -       -          -

Current
Period
Recognition
Of prepaid
Consulting
Services     -       -   -         -         -    10,000  -        -    10,000

Allowance
For bad
Debt
Established
For
Subscriptions
Receivable   -      -   -         -          -         - 917,625   -   917,625

Common stock
Issued for
Cash $0.010  -  50,000  -        50       4,950        -       -    -     5,000

Net Loss    -      -  -       -          -       -      - (1,258,621)(1,268,621)

Balance
December
31
2000  14,333 19,922,477  14  19,922 1,827,198 (90,000) -  (2,068205)   (311,071)

See Accompanying Notes to Financial Statement

                          EVERLERT, INC.
                   (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS



                                                          Period from
                                                          February 3, 1998
                                       Year Ended       (Date of inception)
                  Year Ended           December 31            through
               December 31, 2000          1999           December 31, 2000
                                       (RESTATED)

Cash flows from
operating
activities:

Net loss       $    (1,268,621)     $      (370,268)      $ (2,068,205)
Adjustments
to reconcile
net loss to
net cash used
by operating
activities:
Amortization           136,642              102,132           238,774
Bad debt                                          -
Interest and
financing costs
satisfied in
exchange of
common stock           917,625                    -           917,625
Stock based
Compensation                 0               23,375            23,275

Changes in
operating assets
and
liabilities:            46,000               45,800           133,900
Increase in
deposits                    -               (53,500)           (53,500)

Increase
(decrease) in
accounts payable          8,251             (318,489)           29,044

Increase in accrued
liabilities             37,492                23,879            63,238

Increase in due
To related
Parties                 17,400                     0            17,40

Net cash used
by operating
activities            (105,211)            (547,071           (698,349)

Cash flows
from financing
activities:
Proceeds from
issuance of notes
payable - related
party                   68,261              173,669            246,930

Proceeds from
issuance of note
payable                 12,249              169,600            217,849

Proceeds from
issuance of
preferred stock         10,000               33,001             43,001

Proceeds from
issuance of
common stock             5,000              106,132           116,932

Proceeds from
issuance of stock
subscriptions
payable                      -               77,773            77,773

Net cash
provided by
financing
activities              95,510              560,175            702,485

Net increase
(decrease)
in cash                 (9,701)              13,104              4,136

Cash, beginning
of period               13,837                  733                  -

Cash, end of
period                   4,136               13,837              4,136


Supplemental
disclosure of cash
flow:
Cash paid for
interest                     -                     -                 -

Schedule of
non-cash
investing and
financing
activities:

12,000,000 common
shares issued
in exchange for
acquired
technology                   -              408,528            408,528

300,000 common
shares issued in
exchange for
stock
subscriptions
receivable                   -              450,000            450,000

Debt satisfied
in exchange of
common stock                 -               34,000             34,000

40,000 common
shares issued for
payment of debt              -                    -              2,000

200,000 common
shares issued in
exchange for
prepaid
consulting
services              100,000                    -             100,000

See Accompanying Notes to Financial Statement

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

Acquired technology - The acquired technology is amortized principally on the straight-line method over a period of 3 years. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of the acquired technology or whether the remaining balance of the acquired technology should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the intangible asset in measuring their recoverability.

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

As of December 31, 2000, the Company has available net operating loss carryovers of approximately $2 million that will expire in various periods through 2015. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive income (loss) - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has incurred no significant advertising costs for the years ended December 31, 2000 and 1999 and the period from February 3, 1998 (Date of Inception) through December 31, 2000.

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

2.  ACQUIRED TECHNOLOGY

In April 1999, the Company entered into an agreement to purchase technology from Safe at Home Products, Inc. (related party through common ownership) in exchange for 12,000,000 shares of the Company's common stock . The acquired technology has been recorded at the historical cost of Safe at Home Products, Inc. totaling $408,528. The acquired technology is amortized over 3 years, and is calculated as follows:

Acquired technology             $  408,528
Less:  accumulated amortization    238,774
Acquired technology, net        $  169,754

3.  DEPOSITS

As of December 31, 2000, the Company has deposits of $53,500 related to a purchase of manufacturing equipment. The equipment will be delivered prior to the commencement operations.

4.  NOTE PAYABLE

As of December 31, 2000 the Company borrowed $181,849. The note is unsecured, bearing an interest rate of 10%, and is due on demand. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Company's common stock at a price of $1.00 per share.

5.  STOCK SUBSCRIPTIONS RECEIVABLE

The Company entered into several Promissory Note Agreements ("Agreements") during 1999 to exercise warrants to acquire 300,000 shares of the Company's common stock at $1.50 per share and 300,000 shares of the Company's common stock at $1.75 per share. These Agreements entitle the Company to receive funds of $975,000 for the issuance of 600,000 shares of the Company's common stock. In September 1999, the stock subscriptions receivable was reduced by $57,375 to satisfy the Company's debt. Accordingly, 38,250 shares of the Company's common stock were transferred from a stock subscription holder to the debt holders for full satisfaction of such debts.

During 1999, the Company issued 300,000 shares of common stock as a result of warrants exercised at an exercise price of $1.50 per share. In consideration, the Company received a promissory note for the value of the warrants exercised totaling $450,000, recorded as a stock subscription receivable. In September 1999, 38,250 shares of the Company's common stock were transferred from the stock subscription issuer to a party indebted by the Company. As a result, the Company satisfied an obligation totaling $57,375 and reduced its stock subscription receivable accordingly.

During 2000, the Company issued 300,000 shares of common stock as a result of warrants exercised at an exercise price of $1.75 per share. In consideration, the Company received a promissory note for the value of the warrants exercised totaling $525,000, recorded as a stock subscription receivable.

As of December 31, 2000, management of the Company believes the collectibility of the stock subscriptions receivable totaling $917,625 may be in doubt. Accordingly, an allowance for doubtful accounts was recorded for the full amount of the stock subscriptions receivable, however, the Company plans to take necessary actions to collect these funds.

6.  STOCKHOLDERS' EQUITY

Preferred stock - As of December 31, 2000, 14,333 shares of preferred stock have a conversion feature which may be converted into shares of the Company's common stock on a basis of 10 shares of common stock for 1 share of preferred stock. In addition, these shares of preferred stock are callable 2 years from the date of issuance, but before 3 years from the date of issuance at a redemption rate of 110% of the liquidation value. Accordingly, the liquidation value is stated at $3.00 per share of preferred stock.

7.  RELATED PARTY TRANSACTIONS

The Company operates from a leased facility under a month-to-month operating lease. The Company leases the facility from Wyvern Technologies, Inc. (an entity controlled by the president of the Company) for $2,500 per month. For the year ended December 31, 2000 and 1999 rent expense related to Wyvern Technologies, Inc. totaled $10,000 and $10,984, respectively.

Notes payable - related parties consist of the following at December 31, 2000:

Promissory note payable to Wyvern Technologies, Inc.
(an entity controlled by the president of the Company),
unsecured, bearing an interest rate of 10% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                  $173,670

Promissory note payable to a director of the Company,
unsecured, bearing an interest rate of 10% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                    68,260

Promissory note payable to a stockholder of the Company,
unsecured, non-interest bearing and due on demand              5,000

                                                            $246,930

8.  COMMITMENTS AND CONTINGENCIES

Non-competition agreement - In April 1999, the Company signed a non-competition agreement with Safe at Home Products, Inc. for a period of 5 years, whereby Safe at Home Products, Inc. will not engage or conduct, directly or indirectly, any business in competition with the Company. This agreement was related to technology acquired from Safe at Home Products, Inc. (see Note
2). No value has been assigned to this agreement due to the common ownership between Safe at Home Products, Inc. and the Company.

Other - The Company is involved in a dispute, which has arisen in the ordinary course of business. While the results of this matter cannot be predicted with certainty, the Company's management believes that losses, if any, resulting from the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations, cash flows or financial position.

9.  RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements, management became aware certain account balances did not properly reflect their historical basis as of December 31, 1999, for the year ended December 31, 1999, the period from February 3, 1998 (date of inception) through December 31, 1998, and the period from February 3, 1998 (date of inception) through December 31, 1999. The Company has revised the financial statements for fiscal year 1999 to reflect the historical basis of these certain account balances resulting in decreased assets by $21,134 and liabilities by $54,173 at December 31, 1999, increased (decreased) net loss by $20,677 ($0.003 per weighted average common share outstanding), $(31,303) ($0.01 per weighted average common share outstanding), and $(96,26) ($0.002 per weighted average common share outstanding) for the year ended December 31, 1999, the period from February 3, 1998 (date of inception) through December 31, 1998, and the period from February 3, 1998 (date of inception) through December 31, 1999, respectively.

10.  GOING CONCERN

The Company incurred net losses of approximately $1,268,000 and $370,000 for the years ended December 31, 2000 and 1999 respectively, and its current liabilities exceed the Company's current assets by approximately $534,000 as of December 31, 2000. The Company plans to complete the development of its voice record and playback smoke detector, along with the heat sensor Christmas tree ornaments. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

                               EXHIBIT INDEX

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

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on October 24, 2000).

3.2   Certificate of Amendment of Articles of Incorporation
     (incorporated by reference to Exhibit 3.2 of the Form 10-SB/A filed on October 24, 2000).

3.3 Bylaws (incorporated by reference to Exhibit 3.3 of the Form 10-SB/A filed on October 24, 2000).

4     Form of Subscription Agreement used by the Company
     (incorporated by reference to Exhibit 4 of the Form 10-SB/A filed on April 6, 2001).

10.1 Convertible Promissory Note between the Company and James T. Marsh, dated March 22, 1999 (incorporated by reference to Exhibit
      10.1 of the Form 10-SB/A filed on October 24, 2000).

10.2  Convertible Promissory Note between the Company and Wyvern
      Technologies, Inc., dated March 22, 1999 (incorporated by reference to Exhibit 10.2 of the Form 10-SB/A filed on October 24, 2000).

10.3 Technology Transfer Agreement between NuCo, Inc. and Safe at Home Products, Inc. (including Non-Competition Agreement), dated April 1, 1999 (incorporated by reference to Exhibit 10.3 of the Form 10-SB/A filed on April 12, 2001).

10.4 Class A Note issued by Rich Bourg Financial, Ltd. in favor of the Company, dated April 5, 1999 (incorporated by reference to Exhibit 10.4 of the Form 10-SB/A filed on April 12, 2001).

10.5  Class A Note issued by Noved Holdings, Inc. in favor of the
      Company, dated April 5, 1999 (incorporated by reference to
      Exhibit 10.5 of the Form 10-SB/A filed on April 12, 2001).

10.6 Class B Note issued by Rich Bourg Financial, Ltd. in favor of the Company, dated April 5, 1999 (incorporated by reference to Exhibit 10.6 of the Form 10-SB/A filed on April 12, 2001).

10.7  Class B Note issued by Noved Holdings, Inc. in favor of the
      Company, dated April 5, 1999 (incorporated by reference to
      Exhibit 10.7 of the Form 10-SB/A filed on April 12, 2001).

10.8 Convertible Promissory Note between the Company and Jerry G. Hilbert, dated July 14, 2000 (incorporated by reference to
      Exhibit 10.3 of the Form 10-SB/A filed on October 24, 2000).

16.1 Letter on change in certifying accountant, dated January 11, 2001 (incorporated by reference to Exhibit 16.1 of the Form 10-SB/A filed on April 12, 2001).

16.2 Letter on change in certifying accountant, dated January 31, 2001 (incorporated by reference to Exhibit 16 of the Form 8-K filed on February 7, 2001).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB/A filed on September 8, 2000).