Form 10QSB
period 2001-03-31
EVERLERT INC
filed 2001-05-21
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2001

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

As of March 31, 2001, the Registrant had 20,172,477 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes    No X.

                       TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEET AS OF MARCH 31, 2001                      3

         STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000, AND
         FROM INCEPTION THROUGH MARCH 31, 2001                   4

         STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000, AND
         FROM INCEPTION THROUGH MARCH 31, 2001                   5

         NOTES TO FINANCIAL STATEMENTS                           7

ITEM 2.  PLAN OF OPERATION                                       9

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                      16

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS              16

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                        17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    17

ITEM 5.  OTHER INFORMATION                                      17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       17

SIGNATURE                                                       18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                            EVERLERT, INC.
                  (A Development Stage Company)
                            BALANCE SHEET
                            MARCH 31, 2001
                             (Unaudited)

                               ASSETS

Current assets
Cash                                                   $     8,177
Total current assets                                         8,177

Other assets
Acquired technology, net                                   136,176
Deposits                                                    53,500
                                                           189,676
Total assets                                               197,853

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                            15,504
Accrued liabilities                                         73,526
Due to related parties                                      29,315
Notes payable - related party                              246,930
Note payable                                               181,849
Total current liabilities                                  547,124

Total liabilities                                          547,124

Commitments and contingencies                                    -

Stockholders' equity
8% cumulative preferred stock; $.001 par
value; 5,000,000 shares authorized, 16,000
shares issued and outstanding                                   16

Common stock; $.001 par value; 50,000,000
shares authorized, 20,172,477 shares
issued and outstanding                                      20,172

Additional paid-in capital                               1,856,946

Common stock issued for prepaid consulting services        (80,000)

Stock subscriptions receivable, net                              -

Accumulated deficit                                     (2,146,405)

Total stockholders' equity                                (349,271)

Total liabilities and stockholders' equity                 197,853

           See Accompanying Notes to Financial Statements

                            EVERLERT, INC.
                   (A Development Stage Company)
                      STATEMENTS OF OPERATIONS
                            (Unaudited)

                                      For the Three Months     Period from
                                         Ended March 31        February 3
                                                                  1998
                                                              (Date of
                                                               Inception)
                                      2001           2000      through
                                                  (RESTATED)   March 31, 2001

Revenue                                  -                -                 -

Operating expenses
Amortization                        33,578           34,044           272,352
Bad debt                                 -                -           917,625
Research and development                 -                -           137,149
General and administrative          34,334           18,504           741,620

Total operating expenses            67,912           52,548         2,068,746

Net loss from operations           (67,912)         (52,548)       (2,068,746)

Other expense
Interest expense                    10,288            8,582            77,659
Loss before provision for income
taxes                              (78,200)         (61,130)       (2,146,405)
Provision for income taxes               -                -                 -
Net loss                           (78,200)         (61,130)       (2,146,405)

Basic and diluted loss per
common share                         (0.00)           (0.00)            (0.19)

Basic and diluted weighted
average common shares
outstanding                      20,016,921      18,930,067        11,372,426

               See Accompanying Notes to Financial Statements

                                EVERLERT, INC.
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                      For the Three Months     Period from
                                         Ended March 31        February 3
                                                                  1998
                                                              (Date of
                                                               Inception)
                                      2001           2000      through
                                                  (RESTATED)   March 31, 2001


Cash flows from operating
activities:
Net loss                           (78,200)         (61,130)   (2,146,405)

Adjustments to reconcile net
loss to net cash used by
operating activities:
Amortization                        33,578           34,044       272,352
Bad debt                                 -                -       917,625
Interest and financing costs
Satisfied in exchange of
common stock                             -                -        23,375
Stock based compensation            10,000                -       143,900

Changes in operating assets and
liabilities:
Increase in deposits                     -                -       (53,500)
Increase (decrease) in
accounts payable                   (13,540)          (4,839)       15,504
Increase in accrued
liabilities                         10,288            8,582        73,526
Increase in due to related
parties                             11,915                         29,315
Net cash used by operating
activities                         (25,959)         (23,343)     (724,308)

Cash flows from financing
activities:
Proceeds from issuance of notes
payable - related party                  -                -       246,930
Proceeds from issuance of note
payable                                  -                -       217,849
Proceeds from issuance of
common stock                        25,000           10,000        68,001
Proceeds from issuance of
preferred stock                      5,000                -       121,932
Proceeds from issuance of stock
subscriptions payable                    -                -        77,773
Net cash provided by
financing activities                30,000           10,000       732,485
Net increase (decrease) in cash      4,041          (13,343)        8,177
Cash, beginning of period            4,136           13,837             -
Cash, end of period                  8,177              494         8,177

Supplemental disclosure of cash
flow:
Cash paid for interest                   -                -             -
Cash paid for income taxes               -                -             -

Schedule of non-cash investing
and financing activities:
12,000,000 common shares issued
in exchange for acquired
technology                               -                -       408,528

300,000 common shares issued
in exchange for stock
subscriptions receivable                 -                -       450,000

300,000 common shares issued
in exchange for stock
subscriptions receivable                 -          525,000       520,000

Debt satisfied in exchange of
common stock                             -                -        34,000

40,000 common shares issued
for payment of debt                      -                -         2,000

200,000 common shares issued
in exchange for prepaid consulting
services                                 -                -       100,000

Subscriptions payable
satisfied through issuance of
15,000 common shares                     -            3,241         3,241

Subscriptions payable
satisfied through issuance of
344,992 common shares                    -                -        74,532

                 See Accompanying Notes to Financial Statements

                              EVERLERT, INC.
                     (A Development Stage Company)
                     NOTES TO FINANCIAL STATEMENTS
                              (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB as of and for the year ended December 31, 2000 of Everlert, Inc. ("the Company").

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

2.  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following at March 31, 2001:

Promissory note payable to Wyvern Technologies, Inc.
(an entity controlled by the president of the Company),
unsecured, bearing an interest rate of 10% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                       $  173,670

Promissory note payable to a director of the Company,
unsecured, bearing an interest rate of 10% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                           68,260

Promissory note payable to a stockholder of the Company,
unsecured, non-interest bearing and due on demand                     5,000

                                                                 $  246,930

3.  GOING CONCERN

The Company incurred a net loss of approximately $78,000 for the three months ended March 31, 2001, and the Company's current liabilities exceed its current assets by approximately $539,000 as of March 31, 2001. The Company plans to complete the development of its voice record and playback smoke detector, along with the heat sensor Christmas tree ornaments. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

The Registrant incurred significant operating expenses for the operating period February 3, 1998 to March 31, 2001, totaling $2,068,746. Expenditures were primarily due to costs incurred for amortization expenses, consulting fees, engineering, and general and administrative expenses. The Registrant's consulting expenses were incurred from its public listing process on the Over-the-Counter Bulletin Board. Due to the significant operating expenses, as well as interest expense in the amount of $77,659, the Registrant experienced a net loss of $2,146,405 for this period. The Registrant anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations in the fiscal year 2001.

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

The Registrant incurred a net loss of $370,268 for the fiscal year ended December 31, 1999, a net loss of $1,268,621 for the fiscal year ended December 31, 2000, and a net loss for the three months ended March 31, 2001 of $78,200. The Registrant's current liabilities exceed its current assets by $538,947 as of March 31, 2001. At March 31, 2001, the Registrant had an accumulated deficit of $2,146,405.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

During the quarter ended March 31, 2001, the Registrant sold the following securities without registration:

(a) On January 12, 2001, the Registrant sold 1,667 shares of its preferred stock to one investor, for a total consideration of $5,000 ($3.00 per share).

(b) On February 26, 2001, the Registrant sold 250,000 shares of common stock to one investor, for a total consideration of $25,000 ($0.10 per share).

No commissions or fees were paid in connection with these sales. All of the these sales were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Regulation D as promulgated by the U.S. Securities and Exchange Commission. In addition, all the sales were made only to accredited investors

Use Proceeds.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

The Registrant filed two reports on Form 8-K were filed during the first quarter of the fiscal year covered by this Form
10-QSB, on January 25, 2001 and February 7, 2001. Both of these were amended Form 8-K's which deal with the same subject matter:

(a) The change in certifying accountants for the Registrant effective on May 11, 2000.

(b) A disagreement with the former accountant with regard to the valuation assigned by the current accountants for the Registrant to certain assets purchased from Safe at Home, Inc. The resolution of this issue is explained in Note 9 to the audited financial statement of the Registrant contained in the Form 10-KSB for the fiscal year ended December 31, 2000.

                               SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               Everlert, Inc.



Dated: May 18, 2000                           By: /s/ James J. Weber
                                              James J. Weber, President

                                EXHIBIT INDEX

Number                        Exhibit Description

2     Share Exchange Agreement between the Registrant and
      Safe at Home Products, Inc., dated April 1, 1999
     (incorporated by reference to Exhibit 2 of the Form 10-
      SB/A filed on October 24, 2000).

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on October 24, 2000).

3.2   Certificate of Amendment of Articles of Incorporation
     (incorporated by reference to Exhibit 3.2 of the Form
      10-SB/A filed on October 24, 2000).

3.3 Bylaws (incorporated by reference to Exhibit 3.3 of the Form 10-SB/A filed on October 24, 2000).

4     Form of Subscription Agreement used by the Registrant
     (incorporated by reference to Exhibit 4 of the Form 10-
      SB/A filed on April 6, 2001).

10.1  Convertible Promissory Note between the Registrant and
      James T. Marsh, dated March 22, 1999 (incorporated by reference to Exhibit 10.1 of the Form 10-SB/A filed on October 24, 2000).

10.2  Convertible Promissory Note between the Registrant and
      Wyvern Technologies, Inc., dated March 22, 1999
     (incorporated by reference to Exhibit 10.2 of the Form
      10-SB/A filed on October 24, 2000).

10.3 Technology Transfer Agreement between NuCo, Inc. and Safe at Home Products, Inc. (including Non-Competition Agreement), dated April 1, 1999 (incorporated by reference to Exhibit 10.3 of the Form 10-SB/A filed on April 12, 2001).

10.4 Class A Note issued by Rich Bourg Financial, Ltd. in favor of the Registrant, dated April 5, 1999
     (incorporated by reference to Exhibit 10.4 of the Form
      10-SB/A filed on April 12, 2001).

10.5 Class A Note issued by Noved Holdings, Inc. in favor of the Registrant, dated April 5, 1999 (incorporated by reference to Exhibit 10.5 of the Form 10-SB/A filed on April 12, 2001).

10.6 Class B Note issued by Rich Bourg Financial, Ltd. in favor of the Registrant, dated April 5, 1999
     (incorporated by reference to Exhibit 10.6 of the Form
      10-SB/A filed on April 12, 2001).

10.7 Class B Note issued by Noved Holdings, Inc. in favor of the Registrant, dated April 5, 1999 (incorporated by reference to Exhibit 10.7 of the Form 10-SB/A filed on April 12, 2001).

10.8  Convertible Promissory Note between the Registrant and
      Jerry G. Hilbert, dated July 14, 2000 (incorporated by reference to Exhibit 10.3 of the Form 10-SB/A filed on October 24, 2000).

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