Form 10QSB
period 2001-06-30
EVERLERT INC
filed 2001-08-13
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
______________

                       COMMISSION FILE NUMBER: 000-28177

                              EVERLERT, INC.
        (Exact name of registrant as specified in its charter)
                 Nevada                                       91-1886117
(State or jurisdiction of incorporation                   (I.R.S. Employer
            or organization)                             Identification No.)

 1201 East Warner Avenue, Santa Ana, California                          92705
  (Address of principal executive offices                            (Zip Code)

                Registrant's telephone number:  (714) 966-0710

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

As of June 30, 2001, the Registrant had 20,172,477 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No  X.

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEET AS OF JUNE 30, 2001                               3

         STATEMENTS OF OPERATIONS FOR
         THE THREE AND SIX MONTHS ENDED
         JUNE 30, 2001 AND JUNE 30, 2000, AND
         FROM INCEPTION THROUGH JUNE 30, 2001                            4

         STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
         JUNE 30, 2001 AND JUNE 30, 2000, And
         FROM INCEPTION THROUGH JUNE 30, 2001                            5

         NOTES TO FINANCIAL STATEMENTS                                   7

ITEM 2.  PLAN OF OPERATION                                               9

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              17

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                      17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            17

ITEM 5.  OTHER INFORMATION                                              18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               18

SIGNATURE                                                               18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                EVERLERT, INC.
                       (A Development Stage Company)
                               BALANCE SHEET
                               JUNE 30, 2001
                                (Unaudited)

                                   ASSETS

Current assets
Cash                                                          $     608

Total current assets                                                608

Fixed assets, net                                                51,360

Other assets
Acquired technology, net                                        102,225

Total assets                                                    154,193

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                                 15,304
Accrued liabilities                                              83,814
Due to related parties                                           30,815
Notes payable - related party                                   246,930
Notes payable                                                   184,349
Other payable                                                    15,000
Total current liabilities                                       576,212

Total liabilities                                               576,212

Commitments and contingencies                                         -

Stockholders' deficit
8% cumulative preferred stock; $.001 par value;
5,000,000 shares authorized, 16,000 shares issued and
outstanding                                                          16

Common stock; $.001 par value; 50,000,000
shares authorized, 20,172,477 shares issued
and outstanding                                                  20,172

Additional paid-in capital                                    1,936,946
Common stock issued for prepaid consulting services             (70,000)
Notes receivable for common stock issuance, net                       -
Accumulated deficit                                          (2,309,153)
Total stockholders' deficit                                    (422,019)

Total liabilities and stockholders' deficit                     154,193

             See Accompanying Notes to Financial Statements

                             EVERLERT, INC.
                    (A Development Stage Company)
                       STATEMENTS OF OPERATIONS
                            (Unaudited)

                             Three Months        Six Months       February 3
                                Ended              Ended             1998
                               June 30           June 30         (inception)
                                                                  through
                           2001        2000    2001       2000    June 30 2001
                                   (RESTATED)           (RESTATED)

Revenue                        -           -        -           -            -

Operating expenses
Amortization and
depreciation              36,091      34,044   69,669      68,088      308,443
Bad debt                       -           -        -           -      917,625
Research and
development                    -           -        -           -      237,149
General and
administrative            36,369       2,905   70,702      21,409      757,989

Total operating
expenses                  72,460      36,949  140,371      89,497    2,221,206

Net loss from
operations               (72,460)    (36,949)(140,371)    (89,497)  (2,221,206)

Other expense
Interest expense          10,288       8,582   20,577      17,164       87,947

Loss before provision
for income taxes         (82,748)    (45,531)(160,948)   (106,661)  (2,309,153)

Provision for income
taxes                          -           -        -           -            -

Net loss                 (82,748)    (45,531)(160,948)   (106,661)  (2,309,153)

Basic and diluted loss
per common share          (0.004)     (0.002)  (0.008)     (0.006)      (0.203)

Basic and diluted
weighted average
common shares
outstanding           20,172,477 19,279,557 20,095,129 19,068,776   11,372,426

                  See Accompanying Notes to Financial Statements

                                  EVERLERT, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                      Six Months     Six Months    February 3
                                        Ended          Ended          1998
                                       June 30        June 30      (Inception)
                                        2001            2000           to
                                                     (RESTATED)     June 30
                                                                      2001

Cash flows from operating
activities:
Net loss                               (160,948)        (106,661)   (2,309,153)
Adjustments to reconcile net loss
to net cash provided (used) by
operating activities:
Amortization and depreciation            69,669           68,088       308,443
Bad debt                                      -                -       917,625
Interest and financing costs
Satisfied in exchange of common stock         -                -        23,375
Stock based compensation                 20,000                -       233,900

Changes in operating assets and
liabilities:
Decrease in deposits                     53,500                -             -
Increase (decrease) in accounts
payable                                 (13,740)          (4,679)       15,304
Increase in accrued liabilities          20,576           17,163        83,814
Increase in due to related
parties                                  13,415            2,350        30,815
Increase in other liabilities            15,000                -        15,000
Net cash provided (used) by
operating activities                     17,472          (23,739)     (680,877)

Cash flows from investing
activities:
Purchase of fixed assets                (53,500)               -       (53,500)
Net cash used by investing
activities                              (53,500)               -       (53,500)

Cash flows from financing
activities:
Proceeds from issuance of notes
payable - related party                       -                -       246,930
Proceeds from issuance of note
payable                                   2,500                -       220,349
Proceeds from issuance of
preferred stock                          25,000           10,000        68,001
Proceeds from issuance of common
stock                                     5,000                -       121,932
Proceeds from issuance of stock
subscriptions payable                         -                -        77,773
Net cash provided by financing
activities                               32,500           10,000       734,985

Net increase (decrease) in cash          (3,528)         (13,739)          608

Cash, beginning of period                 4,136           13,837             -

Cash, end of period                         608               98           608

Supplemental disclosure of cash
flow:
Cash paid for interest                        -                -             -

Cash paid for income taxes                    -                -             -

Schedule of non-cash investing and
financing activities:
12,000,000 common shares issued in
exchange for acquired technology              -                -       408,528

300,000 common shares issued in
exchange for stock subscriptions
receivable                                    -                -       450,000

300,000 common shares issued in
exchange for stock subscriptions
receivable                                    -          525,000       525,000

Debt satisfied in exchange of
common stock                                  -                -        34,000

40,000 common shares issued for
payment of debt                               -                -         2,000

200,000 common shares issued in
exchange for prepaid consulting services      -                -       100,000

Subscriptions payable satisfied
through issuance of 15,000 common shares      -            3,241         3,241

Subscriptions payable satisfied
through issuance of 344,992 common
shares                                        -           74,532        74,532

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

2.  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following at June 30, 2001:

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

3.  GOING CONCERN

The Company incurred a net loss of approximately $161,000 for the six months ended June 30, 2001, and the Company's current liabilities exceed its current assets by approximately $576,000 as of June 31, 2001, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to complete the development of its voice record and playback smoke detector, along with the heat sensor Christmas tree ornaments. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

The operational period for the 41 months from February 3, 1998 through June 30, 2001, achieved two main goals for the Registrant: (a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant has devoted substantially all of its present efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Act of 1934 and its commencement of trading on the Over-the-Counter Bulletin Board (the Registrant was delisted from this exchange as of November 18, 1999). In order to qualify for relisting on the Bulletin Board, the Registrant must comply with the new eligibility rules of this exchange, which require that all listed companies be reporting companies. Accordingly the Registrant filed its Form 10-SB Registration Statement with the Securities and Exchange Commission on November 18, 1999; the Registrant must clear comments on this Registration Statement to be eligible for relisting.

Realization of sales of the Registrant's products for the 12 months ending on December 31, 2001 is vital to its plan of operations. The Registrant believes that its initial revenues will be primarily dependent upon the its ability to cost-effectively and efficiently develop and market smoke and heat detectors. The Registrant designates as its priorities for the first next twelve months of operations as developing and marketing its products to establish its operations by: (a) implementing and successfully executing its business and marketing strategy, including developing and marketing its products to establish its business in the home safety industry (this is presently on hold pending the receipt of further financing for the Registrant; costs are estimated to be approximately $500,000); (b) developing relationships with strategic partners (this must await further funding for the Registrant); (c) responding to competitive developments (the Registrant has already accomplished this by designing its detector products to offer features not found in competing models); and (d) attracting, retaining and motivating qualified personnel (this must await further funding for the Registrant).

Management of the Registrant believes that the need for additional capital going forward will be derived somewhat from earnings generated from the sale of its products. In such case, it is the intent of the Registrant to seek to raise additional capital via a private placement offering. The Registrant currently has a stock subscription receivable at December 31, 2000 for common stock in the amount of $917,625. As of that date, management of the Registrant believes the collectibility of this receivable may be in doubt. Accordingly, an allowance for doubtful accounts was recorded in the financial statements for the full amount of the stock subscriptions receivable. Since the Registrant is in the process of having the debtors return the stock issued to the Registrant, the Registrant will not pursue plans to collect these funds.

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

The Registrant incurred significant operating expenses for the 41 months from February 3, 1998 through June 30, 2001 totaling $2,221,206.
Expenditures were primarily due to costs incurred for bad debt, amortization expenses, consulting fees, engineering, and general and administrative expenses. The Registrant's consulting expenses were incurred from its public listing process on the Over-the-Counter Bulletin Board. Due to the significant operating expenses, as well as interest expense in the amount of $87,947, the Registrant experienced a net loss of $2,309,153 for this 41 month period. The Registrant anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations in the fiscal year 2001. As of June 30, 2001, the Registrant had no working capital and an accumulated deficit of $2,309,153.

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

The Registrant has previously disclosed in filings with the SEC and on its website that is expected to generate revenues of a certain amount over the first five years of operations. However, based on the lack of funding available to the Registrant, it has been unable to proceed with its plan of business; therefore, the Registrant will not achieve the projected stream of revenue, as originally anticipated. As a result, all references to such revenues have been deleted from SEC filings and the Registrant website.

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

The Registrant incurred a net loss of $450,268 for the fiscal year ended December 31, 1999, $1,268,621 for the fiscal year ended December 31, 2000, and $160,948 for the six months ended June 30, 2001. The Registrant's current liabilities exceed its current assets by $458,744 as of December 31, 1999, $534,325 as of December 31, 2000, and $575,604 as of June 30, 2001. At June
30, 2001, the Registrant had an accumulated deficit of $2,309,153; as of that date, the Registrant had no working capital. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of Business.

Since inception, the Registrant has financed operations primarily through private placements of common stock, and certain borrowings. In addition to two promissory notes between the Registrant and its directors (see "Certain Relationships and Related Transactions"), the Registrant has also borrowed $184,349 from an unrelated party. This promissory is unsecured, due on demand and payable in one payment including principal and interest at maturity, bearing an interest rate of 10%. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share.

Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $1,000,000 over the twelve months from June 1, 2001 for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

(j) Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

The Registrant's officers and directors beneficially own approximately
70% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

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

In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with stockholders to make decisions which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(l) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

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

(p) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

Since August 25, 1998, there has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Pink Sheets LLC; the Registrant intends to reapply for relisting on the Over the Counter Bulletin Board after clearing comments on this Form 10-SB registration statement. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and
the risks associated therewith.   The regulations governing low-priced or
penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

(s) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

All of the approximate 14,000,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of One Touch, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

(t) Status as a Pseudo California Corporation Could Adversely Affect the Operation of the Registrant.

Section 2115 of the California General Corporation Law subjects foreign corporations doing business in California to various substantive provisions of the California General Corporation Law in the event that the average of its property, payroll and sales is more than 50% in California and more than one-half of its outstanding voting securities are held of record by persons residing in the State of California. Section 2115 does not apply to any corporation which, among other things, has outstanding securities designated as qualified for trading as a national market security on NASDAQ if such corporation has at least eight hundred holders of its equity securities as of the record date of its most recent annual meeting of shareholders.

Currently, the Registrant does meet the requirement of a pseudo
California corporation.   Some of the substantive provisions of California
which apply to the Registrant include laws relating to annual election of directors, removal of directors without cause, removal of directors by court proceedings, indemnification of officers and directors, directors standard of care and liability of directors for unlawful distributions. In addition,
Section 708 of the California General Corporation Law which mandates that shareholders have the right of cumulative voting at the election of directors applies to the Registrant.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

The Registrant did not filed any reports on Form 8-K during the second quarter of the fiscal year covered by this Form 10-QSB.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Everlert, Inc.



Dated: August 13, 2000                      By: /s/ James J. Weber
                                            James J. Weber, President

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

3.1   Articles of Incorporation (incorporated by reference to Exhibit
      3.1 of the Form 10-SB/A filed on October 24, 2000).

3.2   Certificate of Amendment of Articles of Incorporation
     (incorporated by reference to Exhibit 3.2 of the Form 10-SB/A filed on October 24, 2000).

3.3 Bylaws (incorporated by reference to Exhibit 3.3 of the Form 10-SB/A filed on October 24, 2000).

4 Form of Subscription Agreement used by the Registrant incorporated by reference to Exhibit 4 of the Form 10-SB/A filed on April 6, 2001).

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