Form 10KSB/A
period 1999-12-31
EVERLERT INC
filed 2001-11-02
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 2)

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

     The Registrant had no revenues for the fiscal year ended on December 31, 1999. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2000: Common Stock, par value $0.001 per share -- $10,454,023. As of April 7, 2000, the Registrant had 19,207,485 shares of common stock issued and outstanding.

                              TABLE OF CONTENTS

PART I.
                                                                        PAGE

     ITEM 1.  DESCRIPTION OF BUSINESS                                      3

     ITEM 2.  DESCRIPTION OF PROPERTY                                     10

     ITEM 3.  LEGAL PROCEEDINGS                                           10

     ITEM 4.  SUBMISSION TO MATTERS TO A VOTE
              OF SECURITY HOLDERS                                         10

PART II.

     ITEM 5.  MARKET FOR COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                             11

     ITEM 6.  PLAN OF OPERATION                                           14

     ITEM 7.  FINANCIAL STATEMENTS                                        22

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                      22

PART III.

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION
              16(A) OF THE EXCHANGE ACT                                   23

     ITEM 10.  EXECUTIVE COMPENSATION                                     24

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                      25

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS             27

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                           28

SIGNATURES                                                                29

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     Everlert, Inc., a Nevada corporation ("Registrant"), was originally incorporated on February 3, 1998, and has adopted a December 31 year-end. At December 31, 1999 and currently, the Registrant is a development stage company, since it has not commenced its planned principal operations. The amount of accumulated deficit from inception (February 3, 1998) through December 31, 1999 is $879,584.

     On April 1, 1999, the Registrant entered into an agreement to purchase certain smoke and heat detector technology from Safe at Home Products, Inc., a California corporation, in exchange for 12,000,000 shares of the Registrant's common stock; this technology was owned by NuCo, Inc., a Nevada corporation and subsidiary of Safe at Home. In return, the Registrant received all of the issued and outstanding common stock of NuCo, Inc. (see Exhibit 2 to this Form 10-KSB). The acquisition of this technology has been accounted for at the historical cost in a manner similar to a pooling of interests and no goodwill was recorded (there was no independent appraisal done in connection with this transaction). In connection with this agreement, Safe at Home and NuCo entered into a Technology Transfer Agreement, dated April 1, 1999 (see Exhibit 10.3 to this Form 10-KSB). The closing per share price of the Registrant's common stock on this date was $3.19. The Registrant determined that the approximate $0.03 per share for these shares issued was adequate consideration for this acquisition, taking into account the following factors: (a) the restricted nature of this stock; (b) the lack of liquidity of the Registrant's common stock; and (c) and its current status as trading on the Pink Sheets LLC.

     The acquired technology is amortized over 3 years, and is calculated as follows:

     Acquired technology                  $408,528
     Less:  accumulated amortization       306,303

     Acquired technology, net             $102,225

The Registrant had previously accounted for this acquisition at $6,000,000, but after a review by the Registrant's independent auditors, and in consultation with management, the Registrant decided that the technology acquired from Safe at Home Products, Inc. should be valued at its historical cost. This has now been done, as reflected above and in the financial statements of the Registrant.

     Originally, Safe at Home, a development company in the business of developing a series of products for home safety, licensed the voice record playback smoke detector technology to the Registrant. Under this agreement, the Registrant was to pay a down payment on royalties approximately six months after the license agreement was signed, the money was to come from the proceeds of a Rule 504 offering. When this offering failed to produce the cash, the Registrant could not meet the down payment terms and was in a default position on the terms of the licensing agreement. Safe at Home determined that it would make better business sense to find a way to let the Registrant proceed on its course to develop and market the smoke alarm. Acting upon the advice of legal and tax consultants, it was decided that Safe at Home should form a wholly owned company, NuCo, and transfer the smoke detector rights and technology into this company in exchange for its stock. Next, an agreement was arrived at whereby Safe at Home would exchange the NuCo stock for shares of the Registrant's common stock in a tax free transaction. Upon completion of these transactions, the Registrant holds the rights to the technology and the NuCo stock, and Safe at Home holds Registrant common stock. As disclosed under Certain Relationships and Related Transactions, this transaction between Safe At Home, NuCo, and the Registrant was between affiliated parties. This has been treated as an acquisition of technology rather than a subsidiary due to the substance of the transaction.

Business of Registrant.

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

     lack of funding sources for the Registrant;

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

These reasons have not changed since the original Form 10-SB filing in November 1999. As a result, past time frames described in Registrant filings have not been met for those reasons.

     The overriding reason for the delays in implementing the above outlined steps is the lack of funding available to the Registrant, the first bullet above, which is turn causes other delays in bringing the products to market, as set forth in the second and third bullets.
This lack of funding has been primarily due to the continued trading of the Registrant's common stock on the Pink Sheets LLC since November 1999. Once the Registrant's common stock is again trading on the Over the Counter Bulletin Board, them the Registrant is hopeful that it will be able to secure the necessary funding to proceed; however, there is no guarantee that this will occur.

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

     The Registrant does not have any established relationships with suppliers to acquire materials for production of its yet to be manufactured products. However, the Registrant, has sought suppliers over its website, as well as through other industry sources (such as manufacturing catalogs), and expects to establish relationships with suppliers to provide smoke and heat detector products. The Registrant has received quotes from suppliers for the components for its products; until further funding is received by the Registrant, it will not be able to sign any agreements with these suppliers.

     The Registrant intends to outsource the manufacturing of printed circuit boards and plastic housing for the detectors, with the final assembly and testing to be done directly by the Registrant at its current offices. The Registrant has not specifically outsourced the manufacturing of printed circuit boards at this time, but has identified a number of companies which has accomplish this though purchase orders.

     Although the Registrant does not have any manufacturing experience, the principals of the Registrant have significant manufacturing experience in the fields of commercial and aerospace. The Registrant will not need to obtain any license agreements before it is able to market its products.

     The Registrant has been, and is currently, attempting to reach potential customers through its website and word of mouth advertising. In the future, the Registrant also intends to reach prospective customers via retail and wholesale stores, strategic relationships and mail order catalogs (though no written agreements or purchase commitments have yet been obtained). The Registrant intends to sell its products through retail outlets such as Walmart, Kmart, Target, Sears, Home Depot, Builder's Square, Lowe's, and Ace Hardware, Presently, the Registrant has yet to begin these efforts. The Registrant believes that recent developments in technology, specifically the growth of the Internet as a means of communication, will increase the ability of the Registrant to reach more individuals and businesses. The Registrant has already completed it website development at www.everlert.com, although approximately $2,000 additional will need to be invested in technical aspects for acceptance of orders on this site. There are not expected to be any security authorization concerns with this website.

     Planned advertising activities include retail trade magazines, mail order catalogs and possibly television commercials and infomercials. The use of these advertising media also have the advantage of educating the consumer for the need to install multiple smoke detectors, thus increasing home safety. The Registrant has, over the past two years, allowed potential customers of its products to evaluate such products.

     As a summary of the above discussion, the following is an outline of the various steps that the Registrant will need to take in order to fulfill its business plan:

     Obtain funding (including for the final tooling, assembly, and submission for testing to the Underwriters Laboratories and a similar procedure in the European Union) in the approximate amount of $1,000,000 over the next twelve months (see discussion under "Need for Additional Financing May Affect Operations"); the amounts noted on page 4 are only concerned with specific projects outlined on that page, whereas this amount concerns implementation of the Registrant's business plan, which includes all the steps set forth on this page.

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

     Manufacturing will initially be accomplished in a facility of approximately 2,500 square feet. Suitable facilities have been identified and space will be secured when Registrant funding permits (the company will commence appropriate negotiations for this facility at that time; previous negotiations were terminated in early 2000 because of lack of funding). The facility will also accommodate general administration, marketing, sales, and engineering. Facility requirements are expected to be about 7,500 square feet by the fifth fiscal year.

(d)  International Market.

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

     In 1987, the well-publicized King's Cross London Underground Station fire stimulated consumer interest in residential fire safety products in the United Kingdom. In mid 1990, the United Kingdom became the first European Community country to adopt a residential smoke detector standard. In June 1992, building regulations in England and Wales enacted by the department of the Environment and the Welsh office became effective requiring the placement of smoke detectors on every level of new dwellings. The Registrant believes that the implementation of these regulations, along with educational advertising by the government, fire departments, insurance carriers and manufacturers in the wake of the King's Cross fire, were the primary reasons for the increase in the number of U.K. households with smoke detectors.

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

     As of December 31, 1999, no sales revenues have been generated by the Registrant. The Registrant does not anticipate that its revenues will be dependent, however, on any one or even a few major customers once its revenues begin.

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

Securities Sold Without Registration.

(a)  Specific Sales.

     The following securities of the Registrant were sold without registration during the fiscal year ended December 31, 1999:

     (1) On March 25, 1999, the Registrant issued 12,000 shares of its common stock for services rendered in the amount of $12,900.
These services consisted of legal services in connection with the preparation of a private placement memorandum for the Registrant. The closing per share price of the Registrant's common stock on this date was $2.81.

     (2) On April 5, 1999, the Registrant issued 12,000 share of common stock for services rendered in the amount of $12,900. These services consisted of other work in connection with the preparation of a private placement memorandum. The closing per share price of the Registrant's common stock on this date was $3.19.

     (3) On August 28, 1998, the Company issued two 150,000 share warrants with an exercise price of $1.50 per share ("A Warrants") and two 150,000 share warrants with an exercise price of $1.75 per share ("B Warrants"). The closing per share price of the Company's common stock on the closing prior trading day (August 26, 1998) was $2.50. The 300,000 A Warrants were exercised on April 5, 1999 and the underlying shares issued on April 6, 1999. All 300,000 B Warrants were exercised on April 5, 1999 and the underlying shares issued on March 21, 2000.

     (4) On April 15, 1999, the Registrant issued 11,000 shares of preferred stock to one accredited investor for $33,000 in cash.

     (5) On September 2, 1999, the Registrant issued 12,000,000 shares of its common stock per an asset purchase agreement with Safe at Home Products, Inc, dated April 1, 1999. The closing per share price of the Registrant's common stock on the closest prior trading day (September 1, 1999) was $2.00.

     (6)On September 2, 1999, the Registrant issued 125,000 shares of its common stock to Jerry Hilbert, one of the directors of the Registrant and an accredited investor, for $125 in cash. The closing per share price of the Registrant's common stock on the closest prior trading day (September 1, 1999) was $2.00.

     (7) On October 29, 1999, the Registrant issued 2,000,000 shares of its common stock to Rich Bourg Financial, Ltd., an affiliate shareholder of the Registrant, for services rendered in the amount of $100,000. These services consisted of developing retail markets for the Registrant products. The closing per share price of the Registrant's common stock on the closest prior trading day (October 18, 1999) was $2.25.

     (8) On December 20, 1999, the Company issued 759,485 of its common stock for $106,007 in cash to an unrelated third party. The closing per share price of the Company's common stock on the closest prior trading day (December 17, 1999) was $2.75.

(b)  General Information.

     The factors that the Registrant considers when determining the price when shares are issued above are: (a) low liquidity of the common stock on the trading exchange (low volume and infrequent execution of trades) and (b) the restricted nature of the shares issued. None of the shares issued for services to the Registrant, except for those to Mr. Hilbert and Rich Bourg Financial, Ltd., were issued to affiliates of the Registrant.

     No commissions or fees were paid in connection with these sales. All of the above sales through April 5, 1999 were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Rule 504 under Regulation D by the fact that:

     the company, at the time of the offering was not subject to the reporting requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, was not an investment company, and was not a development stage company that either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and

     the amount of the offering was less than $1,000,000.

     All offerings made after April 5, 1999 were undertaken under Rule 506 of Regulation D by the fact that:

     the sales were made to sophisticated investors as defined in Rule 502;

     the information specified in paragraph (b)2(ii)(B) and paragraph
     (b)(2)(ii)(C) of this section was provided to each investor;

     the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     at a reasonable time prior to the sale of securities, the Registrant advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

     neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     the company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM 6.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

     The operational period for the 23 months from February 3, 1998 through December 31, 1999 achieved two main goals for the Registrant:
(a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant has devoted substantially all of its present efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Exchange Act of 1934 and its commencement of trading on the Over-the-Counter Bulletin Board (the Registrant was delisted from this exchange as of November 18, 1999). In order to qualify for relisting on the Bulletin Board, the Registrant must comply with the new eligibility rules of this exchange, which require that all listed companies be reporting companies. Accordingly the Registrant filed its Form 10-SB Registration Statement with the Securities and Exchange Commission on November 18, 1999; the SEC must have no further comments on this registration statement for the Registrant to be eligible for relisting.

     Realization of sales of the Registrant's products is vital to its plan of operations. The Registrant believes that its initial revenues will be primarily dependent upon the its ability to cost-effectively and efficiently develop and market smoke and heat detectors. The Registrant designates as its priorities for the next twelve months of operations as developing and marketing its products to establish its operations by: (a) implementing and successfully executing its business and marketing strategy, including developing and  marketing its products to establish its business in the home safety industry
(this is presently on hold pending the receipt of further financing for the Registrant; costs are estimated to be approximately $500,000);
(b) developing relationships with strategic partners (this must await further funding for the Registrant); (c) responding to competitive developments (the Registrant has already accomplished this by designing its detector products to offer features not found in competing models); and (d) attracting, retaining and motivating qualified personnel (this must await further funding for the Registrant).

     Management of the Registrant believes that the need for additional capital going forward will be derived somewhat from earnings generated from the sale of its products. In such case, it is the intent of the Registrant to seek to raise additional capital via a private placement offering. The Registrant currently has a note receivable for common stock issuance at December 31, 1999 in the amount of $392,625. As a result, management of the Registrant plans to advance funds to the Registrant on an as-needed basis although there is no definitive or legally binding arrangement to do so. The Registrant currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. The Registrant believes that its initial revenues will be primarily dependent upon the Registrant's ability to cost effectively and efficiently develop, manufacture and market smoke detectors and related home safety products.

     The Registrant incurred significant operating expenses for the 23 months from February 3, 1998 through December 31, 1999 totaling $849,705. Expenditures were primarily due to costs incurred for amortization expenses, consulting fees, engineering, and general and administrative expenses. The Registrant's consulting expenses were incurred from its public listing process on the Over-the-Counter Bulletin Board.

     Due to the significant operating expenses, as well as interest expense in the amount of $29,879, the Registrant experienced a net loss of $879,584 for this 23 month period. The Registrant anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations. As of December 31, 1999, the Registrant's working capital deficit was $458,744, and it had an accumulated deficit of $879,584.

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

     The Registrant incurred a net loss of $429,316 for the period from inception (February 3, 1998 through December 31, 1998, and $450,268 for the fiscal year ended December 31, 1999. The Registrant's current liabilities exceed its current assets (working capital deficit) by $458,744 as of December 31, 1999. At December 31, 1999, the Registrant had an accumulated deficit of $879,584. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     Since inception, the Registrant has financed operations primarily through private placements of common stock, and certain borrowings. In addition to two promissory notes between the Registrant and its directors (see "Certain Relationships and Related Transactions"), the Registrant has also borrowed $169,600 from an unrelated party. This promissory is unsecured, due on demand and payable in one payment including principal and interest at maturity, bearing an interest rate of 10%. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share.

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $1,000,000 over the twelve months from December 31, 1999 for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

(i)  Other External Factors May Affect Viability of Registrant.

     The smoke detector industry in general is a speculative venture involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect peoples' spending. Factors which leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

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

(o) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

     Since August 25, 1998, there has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Pink Sheets LLC; the Registrant intends to apply for relisting on the Over the Counter Bulletin Board after the Securities and Exchange Commission has no further comments on the Form 10-SB registration statement. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated
therewith.   The regulations governing low-priced or penny stocks
sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(p)  Failure to Maintain Market Makers May Affect Value of
Registrant's Stock.

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

(q)  The Price per Share for Sales of Unregistered Securities by
Registrant Less Than Then Current Market Price.

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

(r) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

     All of the approximate 14,000,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

(s) Status as a Pseudo California Corporation Could Adversely Affect the Operation of the Registrant.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 1999, for the period from inception (February 3, 1998) through December 31, 1998, and for the period of inception through December 31, 1999 are presented in a separate section of this report following
Part III, Item 13.

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

     The Registrant has requested Mr. Friedman to respond to the Securities and Exchange Commission regarding his agreement with the statements made by the Registrant in response to Item 304(a)(1) of Regulation S-B. The Registrant has received a letter from Mr.
Friedman agreeing to such statements (see Exhibit 16 to this Form 10-KSB).

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of common stock of the Registrant ("Shares") as of April 1, 2000 (issued and outstanding common stock of 19,207,485) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and
(ii) all officers and directors of the Registrant, and as a group (each person has sole voting power and sole dispositive power as to the shares shown):

Title of        Name and Address               Amount of       Percent of
Class           of Beneficial Owner            Beneficial         Class
                                               Ownership(1)

Common Stock    Safe at Home Products, Inc.    12,000,000 (2)     62.48%
                1201 East Warner Avenue
                Santa Ana, California 92705

Common Stock    James J. Weber, 1201            7,287,269 (3)     37.94%
                1201 East Warner Avenue
                Santa Ana, California 92705

Common Stock    Todd T. Marsh                   7,113,600 (4)     37.04%
                1201 East Warner Avenue
                Santa Ana, California 92705

Common Stock    Terry G. Marsh                  2,010,000 (5)     10.46%
                6281 Tweedholm Court
                San Jose, California 95120

Common Stock    Jerry G. Hilbert                  829,620 (6)      4.32%
                1201 East Warner Avenue
                Santa Ana, California 92705

Common Stock    Anthony Lagomarsino                25,000          0.13%
                1201 East Warner Avenue
                Santa Ana, California 92705

Common  Stock   Shares of all directors and    13,966,929 (7)     72.72%
                executive officers as a group
               (3 persons)

(1) Other than as set forth below, none of these security holders has the right to acquire any amount of the Shares from options, warrants, rights, conversion privilege, or similar obligations.

(2) Safe at Home Products, Inc. is collectively controlled by Mr. Weber and Mr. Hilbert (who jointly share investment control of 51.458% of this company); their individual ownership is 46.78% and 4.678%, respectively. The other major shareholder of that firm is Sigam Investments, Inc., which owns a 46.78% interest.

(3) Of the total amount, 5,613,600 is represented by Mr. Weber's 46.78% interest in Safe at Home Products, Inc. Of the total amount, 173,669 is represented by shares from a convertible promissory note between the Registrant and Wyvern Technologies, Inc., which is controlled by Mr. Weber (see "Certain Relationships and Related Transactions").

(4) These shares are held in the name of Sigam Investments, Inc., which is controlled by Todd T. Marsh (who is the nephew of Terry
Marsh).  Of the total amount, 5,613,600 is represented by Sigam's
46.78% interest in Safe at Home Products, Inc.

(5) These shares are held in the name of Rich Bourg Financial, Ltd., which is controlled by Terry G. Marsh (who is the uncle of Todd Marsh).

(6) Of the total amount, 561,360 is represented by Mr. Hilbert's 4.678% interest in Safe at Home Products, Inc. Of the total amount, 68,260 are represented by shares from a convertible promissory note between the Registrant and Mr. Hilbert (see "Certain Relationships and Related Transactions").

(7)  Includes all the shares owned by Safe at Home Products, Inc.
since the shares owned by this firm are jointly controlled by Messrs. Weber and Hilbert.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the last two years there have been no relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     (a) On March 3, 1998, the Registrant sold 3,100,000 shares of its common stock to the founding stockholders for $0.001 per share (a total consideration of $3,100), as follows: James J. Weber, 1,500,000 shares; Sigam Investments, Inc., 1,500,000 shares; Jerry G. Hilbert, 75,000 shares; and Anthony Lagomarsino, 25,000 shares.

     (b) The initial acquisition of the Registrant's technology was consummated on March 17, 1998, when the Registrant entered into a Technology Purchase Agreement with Safe at Home Products, Inc. ("SAHP"); the principals of this firm are the same as the Registrant. In connection with the acquisition, SAHP's principal stockholders were to receive royalties equal to the sum of 10% of the gross revenues generated from the use of the technologies. These royalties were to be paid for a period of sixty (60) months, with the first payment due on or before April 10, 1998 in exchange for all patent, product and legal rights to SAHP's technologies. In addition, the Registrant agreed to pay SAHP the sum of $100,000 as an advance against future royalties on or before September 15, 1998. The founding shareholders of the Registrant are also the founding majority shareholders of SAHP. On April 1, 1999, the Registrant renegotiated and signed an amended Share Exchange Agreement whereby it paid 12,000,000 shares, valued at $408,528 (approximately $0.03 per share) which is SAHP's historical cost basis of the technology determined under accounting principles generally accepted in the United States, of restricted common stock of the Registrant to SAHP to acquire 12,000,000 of the outstanding shares, valued at $0.03 per share, of NuCo, Inc., a Nevada corporation that SAHP transferred the technology to after the Registrant failed to meet the payment terms of the original Technology Purchase Agreement dated March 17, 1998.

     (c) On August 28, 1998, the Registrant issued 150,000 shares of its common stock to Rich Bourg Financial Ltd. for services rendered in the amount of $15,125. This issuance also included a 150,000 stock warrant with an exercise price of $1.50 per share (A Warrants) and 150,000 stock warrant with an exercise price of $1.75 per share (B Warrants). The closing per share price of the Registrant's common stock on the closing prior trading day (August 26, 1998) was $2.50.

     (d) On March 22, 1999, the Registrant borrowed $173,770 from Wyvern Technologies, Inc., which is controlled by Mr. Weber. The note is unsecured, due on demand and payable in one payment including principal and interest at maturity, bearing an interest rate of 10%. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share. The closing market price of the Registrant's common stock on this date was $2.94.

     (e) On September 2, 1999, the Registrant issued 125,000 shares of its common stock to Jerry Hilbert, one of the directors of the Registrant and an accredited investor, for $125 in cash. The closing per share price of the Registrant's common stock on the closest prior trading day (September 1, 1999) was $2.00.

     (f) On October 29, 1999, the Registrant issued 2,000,000 shares of its common stock to Rich Bourg Financial, Ltd., an affiliate shareholder of the Registrant, for services rendered in the amount of $100,000. These services consisted of developing retail markets for the Registrant products. The closing per share price of the Registrant's common stock on the closest prior trading day (October 18, 1999) was $2.25.

     (g) The Registrant leases its office space from Wyvern Technologies, Inc. Mr. Weber is the principal and director of Wyvern Technologies, Inc.. The terms of this lease are for $1.00 per square foot per month ($2,500.00 per month) on a month to month basis. Management of the Registrant does not believe the rate is equivalent to an arms length transaction (below what would be charged the Registrant by a third party).

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements                                           Page

     Report of Independent Certified Public Accountants                   31

     Balance Sheet (Restated) as of December 31, 1999                     32

     Statements of Operations (Restated) for the year
     ended December 31, 1999, for the period from
     February 3, 1998 (date of inception) through
     December 31, 1998, and for the period from
     February 3, 1998 (date of inception) through
     December 31, 1999                                                    33

     Statement of Stockholders' Deficit (Restated) for
     the year ended December 31, 1999, and for the
     period from February 3, 1998 (date of inception)
     through December 31, 1998                                            34

     Statements of Cash Flows (Restated) for the year
     Ended December 31, 1999, for the period from
     February 3, 1998 (date of inception) through
     December 31, 1998, and for the period from
     February 3, 1998 (date of inception) through
     December 31, 1999                                                    36

     Notes to Financial Statements (Restated)                             37

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Everlert, Inc.



Dated: November 1, 2001                               By: /s/ James J. Weber
                                                      James J. Weber, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                                Date

/s/ James J. Weber         President/Treasurer/Director        November 1, 2001
James J. Weber

/s/ Jerry G. Hilbert       Vice President/Director             November 1, 2001
Jerry G. Hilbert

                            L.L. BRADFORD & COMPANY, LLC
                    Certified Public Accountants & Consultants
             2901 El Camino Avenue, Suite 105, Las Vegas, Nevada 89102
                    (702) 735-5030  Facsimile (702) 735-4854


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Everlert, Inc. (A Development Stage Company)
Santa Ana, California

We have audited the accompanying balance sheet of Everlert, Inc. as of December 31, 1999 (restated), and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999 (restated) and the period from February 3, 1998 (Date of Inception) through December 31, 1999 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Everlert, Inc. as of December 31, 1999 (restated), and the results of its activities and cash flows for the year ended December 31, 1999 (restated) and the period from February 3, 1998 (Date of Inception) through December 31, 1999 (restated) in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As more fully described in Note 10, subsequent to the issuance of the Company's December 31, 1999 financial statements and audited report thereon dated March 20, 2000, the Company became aware that those financial statements did not reflect account balances properly. In the original report, the auditor expressed an unqualified opinion on the December 31, 1999 financial statements, and our opinion on the revised statements, as expressed herein, remains unqualified.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
August 14, 2000 (except for Note 2, as to which the date is March 26, 2001) Las Vegas, Nevada

                                EVERLERT, INC.
                        (A Development Stage Company)
                                 BALANCE SHEET
                               DECEMBER 31, 1999
                                   (Restated)

                                      ASSETS

Current assets
  Cash                                                         $    13,837
    Total current assets                                            13,837

Other assets
  Acquired technology, net                                         306,396
  Deposits                                                          53,500
    Total other assets                                             359,896

    Total assets                                               $   373,733

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                             $    20,793
  Accrued liabilities                                               25,746
  Stock subscriptions payable                                       77,773
  Notes payable - related party                                    178,669
  Note payable                                                     169,600
    Total current liabilities                                      472,581

    Total liabilities                                              472,581

Commitments and contingencies                                            -

Stockholders' deficit
  8% cumulative preferred stock; $.001 par value;
   5,000,000 shares authorized, 11,000 shares
   issued and outstanding                                               11

  Common stock; $.001 par value; 50,000,000
   shares authorized, 18,892,485 shares
   issued and outstanding                                           18,892
  Additional paid-in capital                                     1,154,458
  Stock subscriptions receivable                                  (392,625)
  Accumulated deficit                                             (879,584)
    Total stockholders' deficit                                    (98,848)

    Total liabilities and stockholders' deficit                    373,733

                 See Accompanying Notes to Financial Statements

                                 EVERLERT, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (Restated)

                                                  Period from      Period from
                                                  February 3       February 3
                                                  1998             1998
                                                 (Date of          (Date of
                                                  inception)       inception)
                              Year Ended          through          through
                              December 31         December 31      December 31
                              1999                1998             1999

Revenue                       $         -         $         -      $         -

Operating expenses
  Amortization                    102,132                   -          102,132
  Research and development        100,733              67,650          168,383
  General and administrative      219,391             359,799          579,190

    Total operating expenses      422,256             427,449          849,705

Loss from operations             (422,256)           (427,449)        (849,705)

Other expense
  Interest expense                 28,012               1,867           29,879

Loss before provision for
income taxes                     (450,268)           (429,316)        (879,584)

Provision for income taxes              -                   -                -

Net loss                         (450,268)           (429,316)        (879,584)

Basic and diluted loss per
common share                        (0.06)              (0.14)           (0.15)

Basic and diluted weighted
average common shares
outstanding                     7,816,424           2,993,359        5,696,891

                See Accompanying Notes to Financial Statements

                                EVERLERT, INC.
                       (A Development Stage Company)
                      STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (Restated)


                                                        Additional     Stock                      Total
               Outstanding Shares   Preferred   Common   Paid-in   Subscription   Accumulated Stockholders'
             Preferred      Common    Stock      Stock   Capital    Receivable      Deficit       Deficit
Balance at
February 3
1998
(Date of
inception)           -           -  $       -   $     -  $       -  $        -      $      -   $         -

Common stock
issued for
cash, $0.002
weighted
average price
per share            -   3,154,000          -     3,154      2,646           -             -         5,800

Common stock
issued for
expenses $0.086
weighted average
price
per share            -     490,000          -       490     41,610           -             -        42,100

Common stock
issued for
for payment
of debt $0.05        -      40,000          -        40      1,960           -             -         2,000

Net loss             -           -          -         -          -           -      (429,316)     (429,316)

Balance
December 31
1998                 -   3,684,000          -     3,684     46,216           -      (429,316)     (379,416)

Preferred
stock issued
for cash $3.00  11,000           -         11         -     32,990           -             -        33,001

Common stock
issued for
expenses
$0.025
weighted
average price
per share            -   2,024,000          -     2,024    123,776           -             -       125,800

Common stock
issued for
acquired
technology
$0.50                -  12,000,000          -    12,000    396,528           -             -       408,528

Common stock
issued for
notes
receivable
from common
stock
issuance $1.50       -     300,000          -       300    449,700    (450,000)             -            -

$57,375 debt
(including
interest
and
financing
cost of
$23,375)
satisfied
through
transfer of
common stock
$1.50                -           -          -         -          -      57,375             -        57,375

Common stock
issued for
cash $0.12
weighted
average price
per share            -     884,485          -       884    105,248           -             -       106,132

Net loss             -           -          -         -          -           -      (450,268)     (450,268)

Balance
December 31
1999            11,000  18,892,485         11    18,892  1,154,458    (392,625)     (879,584)      (98,848)


                       See Accompanying Notes to Financial Statements

                                     EVERLERT, INC.
                              (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                        (Restated)

                                                  Period from      Period from
                                                  February 3       February 3
                                                  1998             1998
                                                 (Date of          (Date of
                                                  inception)       inception)
                              Year Ended          through          through
                              December 31         December 31      December 31
                              1999                1998             1999

Cash flows from operating
activities:
  Net loss                   $   (450,268)        $   (429,316)    $  (879,584)
  Adjustments to reconcile
  net loss to net cash used
  by operating activities:
  Amortization                    102,132                    -         102,132
  Interest and financing costs
  Satisfied in exchange of
  common stock                     23,375                    -          23,375
  Common stock issued for
  Expenses                        125,800               42,100         167,900
Changes in operating assets
and liabilities:
  Increase in deposits            (53,500)                   -         (53,500)
  Increase (decrease) in
  accounts payable               (318,489)             339,282          20,793
  Increase in accrued
  Liabilities                      23,879                1,867          25,746
  Net cash used by operating
  Activities                     (547,071)             (46,067)       (593,138)

Cash flows from financing
activities:
  Proceeds from issuance of
  notes payable-related party     173,669                5,000         178,669
  Proceeds from issuance of
  note payable                    169,600               36,000         205,600
  Proceeds from issuance of
  preferred stock                  33,001                    -          33,001
  Proceeds from issuance of
  common stock                    106,132                5,800         111,932
  Proceeds from issuance of
  stock subscriptions payable      77,773                    -          77,773
   Net cash provided by
   financing activities           560,175               46,800         606,975

Net increase in cash               13,104                  733          13,837

Cash, beginning of period             733                    -               -

Cash, end of period                13,837                  733          13,837

Supplemental disclosure of
cash flow:
Cash paid for interest                  -                    -               -
  Schedule of non-cash
  investing and financing
  activities:

12,000,000 common shares
issued in exchange for
acquired technology               408,528                    -        408,528

300,000 common shares issued in
exchange for stock subscriptions
receivable                        450,000                    -        450,000

Debt satisfied in exchange of
common stock                       34,000                    -         34,000

40,000 common shares issued for
payment of debt                         -                2,000          2,000

                 See Accompanying Notes to Financial Statements

                                EVERLERT, INC.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                                 (Restated)

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

2.  ACQUIRED TECHNOLOGY

In April 1999, the Company entered into an agreement to purchase technology from Safe at Home Products, Inc. (related party through common ownership) in exchange for 12,000,000 shares of the Company's common stock. The acquired technology has been recorded at the historical cost of Safe at Home Products, Inc. totaling $408,528. The acquired technology is amortized over 3 years, and is calculated as follows:

     Acquired technology                  $408,528
     Less:  accumulated amortization       102,132

     Acquired technology, net             $306,396

3.  DEPOSITS

As of December 31, 1999, the Company has deposits of $53,500 related to the purchase of manufacturing equipment. The equipment will be delivered prior to the commencement of operations.

4.  NOTE PAYABLE

As of December 31, 1999 the Company borrowed $169,600. The note is unsecured, bearing an interest rate of 10%, and is due on demand. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Company's common stock at a price of $1.00 per share.

5.  NOTES RECEIVABLE FOR COMMON STOCK ISSUANCE

The Company entered into several Promissory Note Agreements
("Agreements") during 1999 to exercise warrants acquiring 300,000 shares of the Company's common stock at $1.50 per share and 300,000 shares of the Company's common stock at $1.75 per share. These
Agreements entitle the Company to receive funds of $975,000 for the issuance of 600,000 shares of the Company's common stock. In
September 1999, the notes receivable for common stock issuance was reduced by $57,375 to satisfy the Company's debt. Accordingly, 38,250 shares of the Company's common stock were transferred from a stock subscription holder to the debt holders for full satisfaction of such debts.

During 1999, the Company issued 300,000 shares of common stock as a result of warrants exercised at an exercise price of $1.50 per share. In consideration, the Company received a non-recourse promissory note for the value of the warrants exercised totaling $450,000, recorded as notes receivable for common stock issuance. In September 1999, 38,250 shares of the Company's common stock were transferred from the Promissory note holder to a party indebted by the Company. As a result, the Company satisfied an obligation totaling $57,375 and reduced its notes receivable for common stock issuance accordingly.

As of December 31, 1999, note receivable for common stock issuance totaled $392,625.

6.  STOCKHOLDERS' EQUITY

Other payables - During 1999, the Company received $77,773 for the issuance of 359,992 common shares. This balance was recorded as the liability "Other payables" until the shares were issued in 2000.

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

Preferred stock dividends in arrears - As of December 31, 1999, the Company has dividends in arrears totaling $3,451.

7.  STOCK BASED COMPENSATION

For the year ended December 31, 1999 and the period from February 3, 1998 (Inception) through December 31, 1999, the Company incurred expenses resulting from issuance of common stock totaling $45,800 and $133,900, respectively. The value of these expenses was primarily determined for the value of services received. The following table summarizes the Company's stock based compensation activities based on the accounts shown on the statements of operations:

                                                               Period from
                                                               February 3,
                                                                  1998
                                                               (Inception)
                                                                 through
                                            December 31        December 31
                                                1999               1999

Consulting                                  $100,000           $130,000
Research and development                           -                300
Professional fees                             25,800             37,600

Total stock based compensation              $125,800           $167,900

On July 23, 1998, the Company issued 183,000 shares of its common stock for services rendered in the amount of $9,100 ($0.05 per share). These services consisted of professional fees.

On August 28, 1998, the Company issued 5,000 shares of its common stock for services rendered in the amount of $300 ($0.06 per share). These services consisted of research and development.

On August 28, 1998, the Company issued 150,000 shares of its common stock for services rendered in the amount of $15,000 ($0.10 per share). These services consisted of consulting.

On August 28, 1998, the Company issued an additional 150,000 shares of its common stock for services rendered in the amount of $15,000 ($0.10 per share). These services also consisted of consulting.

On December 31, 1998, the Company issued 2,000 shares of its common stock for services rendered in the amount of $2,700 ($1.35 per share). These services consisted of professional fees.

On March 25, 1999, the Company issued 12,000 shares of its common stock for services rendered in the amount of $12,900 ($1.08 per share). These services consisted of professional fees.

On April 5, 1999, the Company issued 12,000 shares of its common stock for services rendered in the amount of $12,900 ($1.08 per share).
These services consisted of professional fees.

On October 29, 1999, the Company issued 2,000,000 shares (see Note 8) of its common stock for services rendered in the amount of $100,000 ($0.05 per share). These services consisted of consulting.

8.  RELATED PARTY TRANSACTIONS

The Company operates from a leased facility under a month-to-month operating lease. The Company leases the facility from Wyvern Technologies, Inc. (an entity controlled by the president of the Company) for $2,500 per month. For the year ended December 31, 1999, rent expense related to Wyvern Technologies, Inc. totaled $10,984.
For the period from February 3, 1998 (Date of Inception) through December 31, 1998, no rent expense related to Wyvern Technologies, Inc.

During 1999, the Company issued 2,000,000 common shares to stockholders of the Company for consulting services valued at $2,000.

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

9.  COMMITMENTS AND CONTINGENCIES

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

10.  RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements, management became aware that those financial statements did not reflect account balances properly for the year ended December 31, 1999 and the period from February 3, 1998 (date of inception) through December 31, 1999. Properly accounting of these items in the revised financial statements has the following effect:

                                                 Year Ended       RESTATED
                                Year Ended       December 31      Increase
                                December 31      1999             (Decrease)
                                1999             (RESTATED)

Revenue                         $         -      $         -      $       -
Operating expenses                  348,591          422,256         73,665
Loss from operations               (348,591)        (422,256)       (73,665)
Other expense                             -           28,012         28,012
Loss before provision for
income taxes                       (348,591)        (450,268)      (101,677)
Provision for income taxes                -                -              -
Net loss                           (348,591)        (450,268)      (101,677)
Basic and diluted loss per
common share                          (0.05)           (0.06)         (0.01)
Basic and diluted weighted
average common shares
outstanding                       7,816,424        7,816,424      7,816,424

For the year ended December 31, 1999, the change in the statement of operations was primarily related to adjusting the estimated useful life of the acquired technology from 5 years to 3 years which increased the amortization expense by approximately $75,000. The net change of $101,677 increased the net loss from $348,591 ($0.05 per weighted average common share outstanding) to $450,268 ($0.06 per weighted average common share outstanding).

11.  GOING CONCERN

The Company incurred a net loss of approximately $450,000 for the year ended December 31, 1999, and its current liabilities exceed the Company's current assets by approximately $459,000 as of December 31, 1999, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to complete the development of its voice record and playback smoke detector, along with the heat sensor Christmas tree ornaments. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

12.  SUBSEQUENT EVENTS

In March 2000, the Company issued 300,000 shares of the Company's common stock to satisfy existing notes receivable for common stock issuance (as described in Note 5). The notes receivable for common stock issuance entitles the Company to receive funds of $525,000.

During various dates from March 2000 to May 2000, the Company issued 359,992 shares of the Company's common stock pursuant to its stock subscriptions payable balance of $77,773 at December 31, 1999.

                             EXHIBIT INDEX

Number                          Exhibit Description

2     Share Exchange Agreement between the Registrant and Safe at
      Home Products, Inc., dated April 1, 1999 (incorporated by reference to Exhibit 2 of the Form 10-SB/A filed on October
      3, 2001).

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on October 3, 2001).

3.2   Certificate of Amendment of Articles of Incorporation
      (incorporated by reference to Exhibit 3.2 of the Form 10-
      SB/A filed on October 3, 2001)

3.3 Bylaws (incorporated by reference to Exhibit 3.3 of the Form 10-SB/A filed on October 3, 2001)

4     Form of Subscription Agreement used by the Registrant
      (incorporated by reference to Exhibit 4 of the Form 10-SB/A filed on October 3, 2001)

10.1  Convertible Promissory Note between the Registrant and James
      T. Marsh, dated March 22, 1999 (incorporated by reference to
      Exhibit 10.1 of the Form 10-SB/A filed on October 3, 2001).

10.2  Convertible Promissory Note between the Registrant and
      Wyvern Technologies, Inc., dated March 22, 1999
      (incorporated by reference to Exhibit 10.2 of the Form 10-
      SB/A filed on October 3, 2001).

10.3 Technology Transfer Agreement between NuCo, Inc. and Safe at Home Products, Inc. (including Non-Competition Agreement), dated April 1, 1999 (incorporated by reference to Exhibit
      10.3 of the Form 10-SB/A filed on October 3, 2001).

10.4 Class A Note issued by Rich Bourg Financial, Ltd. in favor of the Registrant, dated April 5, 1999 (incorporated by reference to Exhibit 10.4 of the Form 10-SB/A filed on October 3, 2001).

10.5  Class A Note issued by Noved Holdings, Inc. in favor of the
      Registrant, dated April 5, 1999 (incorporated by reference to Exhibit 10.5 of the Form 10-SB/A filed on October 3, 2001).

10.6 Class B Note issued by Rich Bourg Financial, Ltd. in favor of the Registrant, dated April 5, 1999 (incorporated by reference to Exhibit 10.6 of the Form 10-SB/A filed on October 3, 2001).

10.7  Class B Note issued by Noved Holdings, Inc. in favor of the
      Registrant, dated April 5, 1999 (incorporated by reference to Exhibit 10.7 of the Form 10-SB/A filed on October 3, 2001).

10.8  Convertible Promissory Note between the Registrant and Jerry
      G. Hilbert, dated July 14, 2000 (incorporated by reference to Exhibit 10.8 of the Form 10-SB/A filed on October 3, 2001).

16.1 Letter on change in certifying accountant, dated January 11, 2001 (incorporated by reference to Exhibit 16.1 of the Form
      10-SB/A filed on October 3, 2001).

16.2 Letter on change in certifying accountant, dated January 31, 2001 (incorporated by reference to Exhibit 16 of the Form 8-K filed on February 7, 2001).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB/A filed on September 8, 2000).