Form 10QSB/A
period 2000-03-31
EVERLERT INC
filed 2001-11-05
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB/A

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

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET (RESTATED)
              AS OF MARCH 31, 2000                                           3

              STATEMENTS OF OPERATIONS (RESTATED)
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2000 AND MARCH 31, 1999, AND FOR
              THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH
              MARCH 31, 2000                                                 4

              STATEMENTS OF CASH FLOWS (RESTATED)
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2000 AND MARCH 31, 1999, AND FOR
              THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH
              MARCH 31, 2000                                                 5

              NOTES TO FINANCIAL STATEMENTS (RESTATED)                       7

     ITEM 2.  PLAN OF OPERATION                                              8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                             16

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     16

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               16

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           16

     ITEM 5.  OTHER INFORMATION                                             16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              17

SIGNATURE                                                                   17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                  EVERLERT, INC.
                          (A development stage company)
                                  BALANCE SHEET
                                 MARCH 31, 2000
                                  (Unaudited)
                                   (Restated)

                                     ASSETS

Current assets
  Cash                                                            $       494
   Total current assets                                                   494

Other assets
  Acquired technology, net                                            272,352
  Deposits                                                             53,500
                                                                      325,852

Total assets                                                      $   326,346

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                                     15,954
  Accrued liabilities                                                  34,328
  Stock subscriptions payable                                          74,532
  Notes payable - related party                                       178,669
  Note payable                                                        169,600
   Total current liabilities                                          473,083

   Total liabilities                                                  473,083

Commitments and contingencies                                               -

Stockholders' deficit
  8% cumulative preferred stock; $.001 par value;
  5,000,000 shares authorized, 14,333 shares
  issued and outstanding                                                   14
Common stock; $.001 par value; 50,000,000
  shares authorized, 19,207,485 shares
  issued and outstanding                                               19,207
Additional paid-in capital                                          1,692,380
Stock subscriptions receivable                                       (917,625)
Accumulated deficit                                                  (940,714)
  Total stockholders' deficit                                        (146,737)

  Total liabilities and stockholders' deficit                         326,346

                 See Accompanying Notes to Financial Statements

                                EVERLERT, INC.
                       (A development stage company)
                          STATEMENTS OF OPERATIONS
                                (Unaudited)
                                (Restated)

                                                                 Period from
                               For the three months          February 3, 1998
                                       Ended                 (Date of Inception)
                                     March 31                     through
                               2000             1999            March 31 2000

Revenue                       $         -       $         -    $           -

Operating expenses
 Amortization                      34,044                 -          136,176
 Research and development               -               733          168,383
 General and administrative        18,504            62,526          597,694

  Total operating expenses         52,548            63,259          902,253

Net loss from operations          (52,548)          (63,259)        (902,253)

Other expense
 Interest expense                   8,582                 -           38,461
                                    8,582                 -           38,461

Net loss before provision for
income taxes                      (61,130)          (63,259)        (940,714)

Provision for income taxes              -                 -                -

Net loss                          (61,130)          (63,259)        (940,714)

Basic and diluted loss per
common share                        (0.00)            (0.02)           (0.12)

Basic and diluted weighted
average common shares
outstanding                    18,930,067         3,684,791        7,530,559

               See Accompanying Notes to Financial Statements

                               EVERLERT, INC.
                      (A development stage company)
                         STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                (Restated)

                                                                 Period from
                               For the three months          February 3, 1998
                                       Ended                 (Date of Inception)
                                     March 31                     through
                               2000             1999            March 31 2000

Cash flows from operating
activities:
 Net loss                     $   (61,130)      $  (63,259)     $   (940,714)
 Adjustments to reconcile net
 loss to net cash used by
  operating activities:
  Amortization                     34,044                -           136,176
  Interest and financing costs
  Satisfied in exchange of
   common stock                         -                -            23,375
 Common stock issued for
 expenses                               -           12,900            87,900
Changes in operating assets
and liabilities:
 Increase in deposits                   -                -           (53,500)
 Increase (decrease) in
 accounts payable                  (4,839)        (292,666)           15,954
 Increase in accrued
  liabilities                       8,582                -            34,328
   Net cash used by operating
    activities                    (23,343)        (343,025)         (696,481)

Cash flows from financing
activities:
 Proceeds from issuance of
 notes payable - related party          -          173,669           178,669
 Proceeds from issuance of note
 payable                                -          169,600           205,600
 Proceeds from issuance of
 preferred stock                   10,000                -            43,001
 Proceeds from issuance of
 common stock                           -                -           111,932
 Proceeds from issuance of
 stock subscriptions payable            -                -            77,773
  Net cash provided by
   financing activities            10,000          343,269           616,975

Net increase (decrease) in cash   (13,343)             244               494

Cash, beginning of period          13,837              733                 -

Cash, end of period                   494              977               494

Supplemental disclosure of cash
flow:
 Cash paid for interest                 -                -                 -

Schedule of non-cash investing
and financing activities:
 40,000 common shares issued
 for payment of debt                    -                -             2,000

300,000 common shares issued
in exchange for stock
subscriptions receivable                -          450,000           450,000

Debt satisfied through
transfer of common stock                -                -            34,000

12,000,000 common shares
issued in exchange for
acquired technology                     -                -           408,528

300,000 common shares issued
in exchange for stock
subscriptions receivable          525,000                -           525,000

Subscriptions payable
satisfied through issuance of
15,000 common shares                3,241                -             3,241

                    See Accompanying Notes to Financial Statements

                                    EVERLERT, INC.
                          (A development stage company)
                          NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)
                                     (Restated)

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

2.  GOING CONCERN

The Company incurred a net loss of approximately $61,000 for the three months ended March 31, 2000, and the Company's current liabilities exceed its current assets by approximately $470,000 as of March 31, 2000. The Company plans to complete the development of its voice record and playback smoke detector, along with the heat sensor Christmas tree ornaments. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

     The operational period for the 26 months from February 3, 1998 through March 31, 2000 achieved two main goals for the Registrant: (a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant has devoted substantially all of its present efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Exchange Act of 1934 and its commencement of trading on the Over-the-Counter Bulletin Board (the Registrant was delisted from this exchange as of November 18, 1999). In order to qualify for relisting on the Bulletin Board, the Registrant must comply with the new eligibility rules of this exchange, which require that all listed companies be reporting companies. Accordingly the Registrant filed its Form 10-SB Registration Statement with the Securities and Exchange Commission on November 18, 1999; the SEC must have no further comments on this registration statement for the Registrant to be eligible for relisting.

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

     The Registrant incurred significant operating expenses for the 26 months from February 3, 1998 through March 31, 2000 totaling $902,253. Expenditures were primarily due to costs incurred for amortization expenses, consulting fees, engineering, and general and administrative expenses. The Registrant's consulting expenses were incurred from its public listing process on the Over-the-Counter Bulletin Board.

     Due to the significant operating expenses, as well as interest expense in the amount of $38,461, the Registrant experienced a net loss of $940,714 for this 26 month period. The Registrant anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations. As of March 31, 2000, the Registrant's working capital deficit was $458,744, and it had an accumulated deficit of $879,584.

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

     The Registrant incurred a net loss of $429,316 for the period from inception (February 3, 1998 through December 31, 1998, $450,268 for the fiscal year ended December 31, 1999, and $61,130 for the three months ended March 31, 2000. The Registrant's current liabilities exceed its current assets (working capital deficit) by $458,744 as of March 31, 2000. At March 31, 2000, the Registrant had an accumulated deficit of $879,584. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     Since inception, the Registrant has financed operations primarily through private placements of common stock, and certain borrowings. In addition to two promissory notes between the Registrant and its directors, the Registrant has also borrowed $169,600 from an unrelated party. This promissory is unsecured, due on demand and payable in one payment including principal and interest at maturity, bearing an interest rate of 10%. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share.

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $1,000,000 over the twelve months from March 31, 2000 for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Specific Sales.

     The following securities of the Registrant were sold without registration during the three months ended March 31, 2000:

     (a) On January 27, 2000, the Registrant issued 3,333 shares of preferred stock to one accredited investor for $10,000 in cash.

     (b) On March 3, 2000 the Registrant sold 15,000 shares of common stock to one investor. This sale was part of an offering between that date and May 17, 2000, during which the Registrant sold a total of 359,992 shares of common stock pursuant to its stock subscriptions payable balance of $77,773 at December 31, 1999. During this period, the closing per share price of the Registrant's common stock was $2.25 (only traded on three days).

General Information.

     No commissions or fees were paid in connection with these sales. All of theses sales were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Rule 506 of Regulation D by the fact that:

     the sales were made to sophisticated investors as defined in Rule 502;

     the information specified in paragraph (b)2(ii)(B) and paragraph
     (b)(2)(ii)(C) of this section was provided to each investor;

     the Company gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     at a reasonable time prior to the sale of securities, the Company advised the purchasers of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

     neither the Company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     the company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Securities Act of 1933 in compliance with Rule 502(d).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the Exhibit Index.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the first quarter of the fiscal year covered by this Form 10-QSB.

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