Form 10QSB/A
period 2000-06-30
EVERLERT INC
filed 2001-11-05
CIK 1064478

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

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET (RESTATED)
              AS OF JUNE 30, 2000                                          3

              STATEMENTS OF OPERATIONS (RESTATED)
              FOR THE THREE AND SIX MONTHS ENDED
              JUNE 30, 2000 AND JUNE 30, 1999, AND FOR
              THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH JUNE 30, 2000                    4

              STATEMENTS OF CASH FLOWS (RESTATED)
              FOR THE SIX MONTHS ENDED
              JUNE 30, 2000 AND JUNE 30, 1999, AND FOR
              THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH JUNE 30, 2000                    5

              NOTES TO FINANCIAL STATEMENTS (RESTATED)                     7

     ITEM 2.  PLAN OF OPERATION                                           14

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           21

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   21

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             21

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         21

     ITEM 5.  OTHER INFORMATION                                           22

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            22

SIGNATURE                                                                 22

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                EVERLERT, INC.
                       (A development stage company)
                                 BALANCE SHEET
                                 JUNE 30, 2000
                                   (Unaudited)
                                   (Restated)

                                     ASSETS

Current assets
 Cash                                                            $         98
  Total current assets                                                     98

Other assets
 Acquired technology, net                                             238,308
 Deposits                                                              53,500
                                                                      291,808

Total assets                                                          291,906

                       LIABILITIES AND STOCKHOLDERS' DEFCIT

Current liabilities
 Accounts payable                                                      16,114
 Accrued liabilities                                                   42,909
 Due to related party                                                   2,350
 Notes payable - related party                                        178,669
 Note payable                                                         169,600
  Total current liabilities                                           409,642

  Total liabilities                                                   409,642

Commitments and contingencies                                               -

Stockholders' deficit
 8% cumulative preferred stock; $.001 par value;
 5,000,000 shares authorized, 14,333 shares
 issued and outstanding                                                    14
Common stock; $.001 par value; 50,000,000
  shares authorized, 19,552,477 shares
  issued and outstanding                                               19,552
Additional paid-in capital                                          1,766,568
Stock subscriptions receivable                                       (917,625)
Accumulated deficit                                                  (986,245)
  Total stockholders' deficit                                        (117,736)

  Total liabilities and stockholders' deficit                         291,906

                  See Accompanying Notes to Financial Statements

                                 EVERLERT, INC.
                        (A development stage company)
                          STATEMENTS OF OPERATIONS
                                   (Unaudited)



                       For the Three Months       For the Six Months       Period from
                         Ended June 30              Ended June 30          February 3 1998
                       2000            1999      2000          1999      (date of inception)
                                     (RESTATED)              (RESTATED)    through
                                                                           June 30 2000
Revenue                $       -      $       -   $      -    $       -    $            -

Operating expenses
 Amortization             34,044         34,044     68,088       34,044           170,220
 Research and development      -              -          -          733           168,383
 General and
  administrative           2,905         23,826     21,409       86,352           600,599

Total operating expenses  36,949         57,870     89,497      121,129           939,202

Net loss from
 Operations              (36,949)       (57,870)   (89,497)    (121,129)         (939,202)

Other expense
 Interest expense          8,582          8,582     17,164        8,582            47,042
                           8,582          8,582     17,164        8,582            47,042

Net loss before provision
for income taxes         (45,531)       (66,452)  (106,661)    (129,711)         (986,244)

Provision for income
taxes                          -              -          -            -                 -

Net loss                 (45,531)       (66,452)  (106,661)    (129,711)         (986,244)

Basic and diluted
loss per common share      (0.00)         (0.00)     (0.01)       (0.04)            (0.11)

Basic and diluted
weighted average
common shares
outstanding            19,279,557     3,987,560 19,068,776    3,696,066         8,749,138

                See Accompanying Notes to Financial Statements

                                     EVERLERT, INC.
                            (A development stage company)
                              STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                       (Restated)

                                         For the Six Months     Period from
                                           Ended June 30        February 3 1998
                                                                (Date of
                                                                inception)
                                                                through
                                           2000          1999   June 30
                                                     (RESTATED)   2000

Cash flows from operating activities:
 Net loss                                 $ (106,661)  $(129,710) $ (986,244)
Adjustments to reconcile net
loss to net cash used by operating
activities:
 Amortization                                 68,088      34,044     170,220
 Interest and financing costs satisfied
  in exchange of common stock                      -           -      23,375
 Common stock issued for expenses                  -      25,800      87,900
Changes in operating assets and
liabilities:
 Increase in deposits                              -           -     (53,500)
 Increase (decrease) in accounts payable      (4,679)   (288,700)     16,114
 Increase in accrued liabilities              17,163       6,715      42,909
 Increase in due to related party              2,350           -       2,350
  Net cash used by operating activities      (23,739)   (351,851)   (616,877)

Cash flows from financing activities:
 Proceeds from issuance of notes payable
- related party                                    -     173,669     178,669
 Proceeds from issuance of note payable            -     169,600     205,600
 Proceeds from issuance of preferred stock    10,000      33,001      43,001
 Proceeds from issuance of common stock            -           -     111,932
 Proceeds from issuance of stock
  subscriptions payable                            -           -      77,773
   Net cash provided by financing activities  10,000     993,245     616,975

Net increase (decrease) in cash              (13,739)    641,394          98

Cash, beginning of period                     13,837         733           -

Cash, end of period                               98     642,127          98

Supplemental disclosure of cash flow:
 Cash paid for interest                            -           -           -

Schedule of non-cash investing
and financing activities:
 40,000 common shares issued for payment
 of debt                                          -            -       2,000

300,000 common shares issued in exchange
for stock subscriptions receivable                -      450,000     450,000

Debt satisfied through transfer of
common stock                                      -            -      34,000

12,000,000 common shares
issued in exchange for
acquired technology                               -      408,528     408,528

Subscriptions payable
satisfied through issuance of
359,992 common shares                        77,773            -      77,773

300,000 common shares issued
in exchange for stock subscriptions
receivable                                 525,000             -     525,000

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

2.  GOING CONCERN

The Company incurred a net loss of approximately $107,000 for the six months ended June 30, 2000, and the Company's current liabilities exceed its current assets by approximately $400,000 as of June 30, 2000. The Company plans to complete the development of its voice record and playback smoke detector, along with the heat sensor Christmas tree ornaments. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

     The operational period for the 29 months from February 3, 1998 through June 30, 2000 achieved two main goals for the Registrant: (a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant has devoted substantially all of its present efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Exchange Act of 1934 and its commencement of trading on the Over-the-Counter Bulletin Board (the Registrant was delisted from this exchange as of November 18, 1999). In order to qualify for relisting on the Bulletin Board, the Registrant must comply with the new eligibility rules of this exchange, which require that all listed companies be reporting companies. Accordingly the Registrant filed its Form 10-SB Registration Statement with the Securities and Exchange Commission on November 18, 1999; the SEC must have no further comments on this registration statement for the Registrant to be eligible for relisting.

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

     The Registrant incurred significant operating expenses for the 29 months from February 3, 1998 through June 30, 2000 totaling $939,202. Expenditures were primarily due to costs incurred for amortization expenses, consulting fees, engineering, and general and administrative expenses. The Registrant's consulting expenses were incurred from its public listing process on the Over-the-Counter Bulletin Board.

     Due to the significant operating expenses, as well as interest expense in the amount of $47,042, the Registrant experienced a net loss of $986,244 for this 29 month period. The Registrant anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations. As of June 30, 2000, the Registrant's working capital deficit was $458,744, and it had an accumulated deficit of $879,584.

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

     The Registrant incurred a net loss of $429,316 for the period from inception (February 3, 1998 through December 31, 1998, $450,268 for the fiscal year ended December 31, 1999, and $106,661 for the six months ended June 30, 2000. The Registrant's current liabilities exceed its current assets (working capital deficit) by $458,744 as of June 30, 2000. At June 30, 2000, the Registrant had an accumulated deficit of $879,584. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $1,000,000 over the twelve months from June 30, 2000 for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Specific Sales.

     The following securities of the Registrant were sold without registration during the three months ended June 30, 2000:

     On May 3 and May 17, 2000, the Registrant sold a total of 344,992 shares of common stock to two investors. This sale was part of an offering between March 3, 2000 and May 17, 2000, during which the Registrant sold a total of 359,992 shares of common stock pursuant to its stock subscriptions payable balance of $77,773 at December 31, 1999. During this period, the closing per share price of the Registrant's common stock was $2.25 (only traded on three days).

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