Form 10QSB/A
period 2000-09-30
EVERLERT INC
filed 2001-11-05
CIK 1064478

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

     As of September 30, 2000, the Registrant had 19,872,477 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No  X.

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET (RESTATED)
              AS OF SEPTEMBER 30, 2000                                     3

              STATEMENTS OF OPERATIONS (RESTATED)
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2000               4

               STATEMENTS OF CASH FLOWS (RESTATED)
               FOR THE NINE MONTHS ENDED
               SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999,
               AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2000               5

              NOTES TO FINANCIAL STATEMENTS (RESTATED)                     7

     ITEM 2.  PLAN OF OPERATION                                            8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           15

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   15

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             15

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         15

     ITEM 5.  OTHER INFORMATION                                           15

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            15

SIGNATURE                                                                 16

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                  EVERLERT, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                               SEPTEMBER 30, 2000
                                   (Unaudited)
                                    (Restated)

                                      ASSETS

Current assets
 Cash                                                              $     4,554
  Total current assets                                                   4,554

Other assets
 Acquired technology, net                                              204,264
 Deposits                                                               53,500
                                                                       257,764

Total assets                                                           262,318

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Accounts payable                                                       29,044
 Accrued liabilities                                                    52,949
 Due to related party                                                    6,700
 Subscriptions payable                                                   5,000
 Notes payable - related parties                                       246,929
 Note payable                                                          169,600
  Total current liabilities                                            510,222

  Total liabilities                                                    510,222

Commitments and contingencies                                                -

Stockholders' deficit
 8% cumulative preferred stock; $.001 par value;
 5,000,000 shares authorized, 14,333 shares
 issued and outstanding                                                     14
Common stock; $.001 par value; 50,000,000
 shares authorized, 19,872,477 shares
 issued and outstanding                                                 19,872
Additional paid-in capital                                           1,802,248
Stock subscriptions receivable                                        (917,625)
Accumulated deficit                                                 (1,152,413)
  Total stockholders' deficit                                         (247,904)

  Total liabilities and stockholders' deficit                          262,318

                See Accompanying Notes to Financial Statements

                               EVERLERT, INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                                (Unaudited)


                       For the Three Months       For the Six Months       Period from
                        Ended September 30         Ended Septmber 30       February 3 1998
                       2000            1999       2000          1999      (date of inception)
                                     (RESTATED)              (RESTATED)    through
                                                                           September 30 2000
Revenue                $       -      $       -   $      -    $       -    $            -

Operating expenses
 Amortization             34,044         34,044    102,132       68,088           204,264
 Research and
 Development              68,260              -     68,260          733           236,643
 General and
 administrative           53,824          66,653    75,233      153,005           654,423
  Total operating
  Expenses               156,128         100,697   245,625      221,826          1,095,330

Net loss from
Operations              (156,128)       (100,697) (245,625)    (221,826)        (1,095,330)

Other expense
 Interest expense         10,040          10,848    27,204       19,430             57,082
                          10,040          10,848    27,204       19,430             57,082

Net loss before
provision for income
taxes                   (166,168)       (111,545) (272,829)    (241,256)         (1,152,412)

Provision for income
Taxes                          -               -         -            -                   -

Net loss                (166,168)       (111,545) (272,829)    (241,256)         (1,154,412)

Basic and diluted
loss per common share      (0.01)          (0.01)    (0.01)        (0.05)             (0.12)

Basic and diluted
weighted average
common shares
outstanding           19,620,955       7,698,217 19,278,116    5,132,920          9,793,500

                 See Accompanying Notes to Financial Statements

                                      EVERLERT, INC.
                             (A Development Stage Company)
                                STATEMENTS OF CASH FLOWS
                                        (Unaudited)
                                         (Restated)


                                        For the Nine Months       Period from
                                           Ended Sept 30          Feb 3 1998
                                                                  (Date of
                                                                  inception)
                                                                  through
                                          2000          1999      Sept 30
                                                     (RESTATED)   2000

Cash flows from operating activities:
 Net loss                               $ (272,829)  $ (241,256)  $(2,668,149)
 Adjustments to reconcile net loss to
 net cash used by operating activities:
  Amortization                             102,132       68,088     1,800,000
  Interest and financing costs satisfied
  through the transfer of common stock           -       23,375        23,375
 Common stock issued for expenses           36,000       25,800       123,900
Changes in operating assets and
liabilities:
 Increase in deposits                            -      (50,000)      (53,500)
 Increase (decrease) in accounts payable     8,251     (315,969)       29,044
 Increase in accrued liabilities            27,203       15,297        52,949
 Increase in due to related party            6,700            -         6,700
 Net cash used by operating activities     (92,543)    (474,665)     (685,681)

Cash flows from financing activities:
 Proceeds from issuance of notes payable
- related parties                           68,260      173,669       246,929
 Proceeds from issuance of note payable          -      169,600       205,600
 Proceeds from issuance of preferred stock  10,000       33,001        43,001
 Proceeds from issuance of common stock          -          125       111,932
 Proceeds from issuance of stock
 subscriptions payable                       5,000      123,780        82,773
  Net cash provided by financing
  Activities                                83,260      500,175       690,235

Net increase (decrease) in cash             (9,283)      25,510         4,554

Cash, beginning of period                   13,837          733             -

Cash, end of period                          4,554       26,243         4,554

Supplemental disclosure of cash flow:
 Cash paid for interest                          -            -             -

Schedule of non-cash investing and
financing activities:
 40,000 common shares issued for
 payment of debt $                              -             -         2,000

300,000 common shares issued in exchange
for stock subscriptions receivable              -       450,000       450,000

Debt satisfied through transfer
of common stock                                 -        34,000        34,000

12,000,000 common shares issued in
exchange for acquired technology                -       408,528       408,528

Subscriptions payable satisfied
though issuance of 759,485 common
shares                                          -             -       106,007

Subscriptions payable satisfied
through issuance of 359,992 common
shares                                     77,773             -        77,773

300,000 common shares issued in
exchange for stock subscriptions
receivable                                525,000             -       525,000

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

2.  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following at September
30, 2000:

     Promissory note payable to Wyvern Technologies, Inc.
     (an entity controlled by the president of the Company),
     unsecured, bearing an interest rate of 10% and due on
     demand.  Holder has option to convert unpaid balances,
     including accrued interest, into shares of the Company's
     common stock at a price of $1.00 per share                     $173,669

     Promissory note payable to a director of the Company,
     unsecured, bearing an interest rate of 10% and due on
     demand.  Holder has option to convert unpaid balances,
     including accrued interest, into shares of the Company's
     common stock at a price of $1.00 per share                       68,260

     Promissory note payable to a stockholder of the Company,
     unsecured, non-interest bearing and due on demand                 5,000

                                                                    $246,929

3.  GOING CONCERN

The Company incurred a net loss of approximately $273,000 for the nine months ended September 30, 2000, and the Company's current liabilities exceed its current assets by approximately $550,000 as of September 30, 2000. The Company plans to complete the development of its voice record and playback smoke detector, along with the heat sensor Christmas tree ornaments. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

     The operational period for the 32 months from February 3, 1998 through June 30, 2000 achieved two main goals for the Registrant: (a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant has devoted substantially all of its present efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Exchange Act of 1934 and its commencement of trading on the Over-the-Counter Bulletin Board (the Registrant was delisted from this exchange as of November 18, 1999). In order to qualify for relisting on the Bulletin Board, the Registrant must comply with the new eligibility rules of this exchange, which require that all listed companies be reporting companies. Accordingly the Registrant filed its Form 10-SB Registration Statement with the Securities and Exchange Commission on November 18, 1999; the SEC must have no further comments on this registration statement for the Registrant to be eligible for relisting.

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

     The Registrant incurred significant operating expenses for the 32 months from February 3, 1998 through September 30, 2000 totaling $1,095,330. Expenditures were primarily due to costs incurred for amortization expenses, consulting fees, engineering, and general and administrative expenses. The Registrant's consulting expenses were incurred from its public listing process on the Over-the-Counter Bulletin Board.

     Due to the significant operating expenses, as well as interest expense in the amount of $57,082, the Registrant experienced a net loss of $1,152,412 for this 32 month period. The Registrant anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations. As of September 30, 2000, the Registrant's working capital deficit was $458,744, and it had an accumulated deficit of $879,584.

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

     The Registrant incurred a net loss of $429,316 for the period from inception (February 3, 1998 through December 31, 1998, $450,268 for the fiscal year ended December 31, 1999, and $272,829 for the nine months ended September 30, 2000. The Registrant's current liabilities exceed its current assets (working capital deficit) by $458,744 as of September 30, 2000. At September 30, 2000, the Registrant had an accumulated deficit of $879,584. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $1,000,000 over the twelve months from September 30, 2000 for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Specific Sales.

     The following securities of the Registrant were sold without registration during the three months ended September 30, 2000:

     (a) On August 3, 2000, the Company issued 200,000 shares of its common stock to Jerry Hilbert for services to be rendered to the Company, which have been valued at $100,000. The closing per share price of the Company's common stock on the closest prior trading day (April 26, 2000) was $2.25.

     (b) On August 3, 2000 and August 14, 2000, the Company issued a total of 120,000 shares of its common stock for legal services to be provided to the Company, which have been valued at $36,000. The closing per share price of the Company's common stock on the closest prior trading day (April 26, 2000) was $2.25.
General Information.

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