Form 10KSB/A
period 2000-12-31
EVERLERT INC
filed 2001-11-05
CIK 1064478

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


                                TABLE OF CONTENTS

PART I.
                                                                          PAGE

     ITEM 1.  DESCRIPTION OF BUSINESS                                        3

     ITEM 2.  DESCRIPTION OF PROPERTY                                       10

     ITEM 3.  LEGAL PROCEEDINGS                                             10

     ITEM 4.  SUBMISSION TO MATTERS TO A VOTE
              OF SECURITY HOLDERS                                           10

PART II.

     ITEM 5.  MARKET FOR COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                               11

     ITEM 6.  PLAN OF OPERATION                                             14

     ITEM 7.  FINANCIAL STATEMENTS                                          22

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                        22

PART III.

     ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
              CONTROL PERSONS; COMPLIANCE WITH SECTION
              16(A) OF THE EXCHANGE ACT                                     24

     ITEM 10.  EXECUTIVE COMPENSATION                                       26

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT                                        26

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               28

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                  29

SIGNATURES                                                                  30

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     Everlert, Inc., a Nevada corporation ("Registrant"), was originally incorporated on February 3, 1998, and has adopted a December 31 year-end. At December 31, 2000 and currently, the Registrant is a development stage company, since it has not commenced its planned principal operations. The amount of accumulated deficit from inception (February 3, 1998) through December 31, 2000 is $2,148,205.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases its office space from Wyvern Technologies.
The terms of this lease are for $1.00 per square foot per month ($2,500 per month) on a month to month basis. This facility consists of 2,500 square feet, and management believes this is currently suitable as the main administrative office and should remain so for the next twelve months. The Company does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by the Company.

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

Securities Sold Without Registration.

(a)  Specific Sales.

     The following securities of the Registrant were sold without registration during the fiscal year ended December 31, 2000:

     (1) On January 27, 2000, the Registrant issued 3,333 shares of preferred stock to one accredited investor for $10,000 in cash.

     (2) During various dates from March 2000 to May 2000, the Registrant issued 359,992 shares of the Registrant's common stock pursuant to its stock subscriptions payable balance of $77,773 at December 31, 1999. During this period, the closing per share price of the Registrant's common stock was $2.25 (only traded on three days).

     (3) On August 3, 2000, the Registrant issued 200,000 shares of its common stock to Jerry Hilbert for services to be rendered to the Registrant, which have been valued at $100,000. The closing per share price of the Registrant's common stock on the closet prior trading day (April 26, 2000) was $2.25.

     (4) On August 3, 2000 and August 14, 2000, the Company issued a total of 120,000 shares of its common stock for legal services to be provided to the Company, which have been valued at $36,000. The closing per share price of the Company's common stock on the closest prior trading day (April 26, 2000) was $2.25.

     (5) On October 10, 2000, the Company issued 50,000 of its common stock to an unrelated third party, who is an accredited investor, for $5,000 in cash. The closing per share price of the Company's common stock on the closest prior trading day (August 16, 2000) was $2.00.

(b)  General Information.

     The factors that the Registrant considers when determining the price when shares are issued above are: (a) low liquidity of the common stock on the trading exchange (low volume and infrequent execution of trades) and (b) the restricted nature of the shares issued. None of the shares issued for services to the Registrant, except for those to Mr. Hilbert were issued to affiliates of the Registrant.

     No commissions or fees were paid in connection with these sales. All of the above sales were undertaken under Rule 506 of Regulation D by the fact that:

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

ITEM 6.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

     The operational period for the 35 months from February 3, 1998 through December 31, 2000 achieved two main goals for the Registrant:
(a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant has devoted substantially all of its present efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Exchange Act of 1934 and its commencement of trading on the Over-the-Counter Bulletin Board (the Registrant was delisted from this exchange as of November 18, 1999). In order to qualify for relisting on the Bulletin Board, the Registrant must comply with the new eligibility rules of this exchange, which require that all listed companies be reporting companies. Accordingly the Registrant filed its Form 10-SB Registration Statement with the Securities and Exchange Commission on November 18, 1999; the SEC must have no further comments on this registration statement for the Registrant to be eligible for relisting.

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

     Management of the Registrant believes that the need for additional capital going forward will be derived somewhat from earnings generated from the sale of its products. In such case, it is the intent of the Registrant to seek to raise additional capital via a private placement offering. As of December 31, 2000, management of the Registrant believes the collectability of the notes receivable for common stock issuance totaling $917,625 may be in doubt. Accordingly, an allowance for doubtful accounts was recorded for the full amount of the notes receivable for common stock issuance.

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

     The Registrant incurred significant operating expenses for the 35 months from February 3, 1998 through December 31, 2000 totaling $2,080,834. Expenditures were primarily due to costs incurred for bad debt, amortization expenses, consulting fees, engineering, and general and administrative expenses. The Registrant's consulting expenses were incurred from its public listing process on the Over-the-Counter Bulletin Board.

     Due to the significant operating expenses, as well as interest expense in the amount of $67,371, the Registrant experienced a net loss of $2,148,205 for this 35 month period. The Registrant anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations. As of December 31, 2000, the Registrant's working capital deficit was $534,325, and it had an accumulated deficit of $2,148,205. The Registrant's ability to distribute, and generate awareness of, the Registrant's products must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new markets. There can be no assurance that the Registrant will be successful in establishing a base of operations, and the failure to do so could have a material adverse effect on the Registrant's business, prospects, financial condition and results of operations.

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

     The Registrant incurred a net loss of $429,316 for the period from inception (February 3, 1998 through December 31, 1998, $450,268 for the fiscal year ended December 31, 1999, and $1,268,621 for the year ended December 31, 2000. The Registrant's current liabilities exceed its current assets (working capital deficit) by $534,325 as of December 31, 2000. At December 31, 2000, the Registrant had an accumulated deficit of $2,148,205. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $1,000,000 over the twelve months from December 31, 2000 for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2000, for the year ended December 31, 1999, and for the period from inception (February 3, 1998) through December 31, 2000 are presented in a separate section of this report following Part III, Item 13.

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

     (c) Effective on May 11, 2000, the firm of L.L. Bradford & Company, LLC was engaged to serve as the new principal accountants to audit the Registrant's financial statements for the 1998 and 1999 fiscal years. This engagement was based on a determination by the Registrant in preparing the unaudited financial statements for the quarter ended March 31, 2000 that its statements did not reconcile with those prepared by Mr. Slayton for the fiscal year ended December 31, 1999. The decision to retain the new firm was approved by the Board of Directors. During the Registrant's two most recent fiscal years, and the subsequent interim period prior to engaging those accountants, neither the Registrant (nor someone on its behalf) consulted the newly engaged accountants regarding any matter in connection with the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements.

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

     The Registrant's current independent accountants have reviewed the effect on the financial statements if the method had been followed which the former accountant apparently would have concluded was required. After this review, and in consultation with Registrant management, the Registrant decided that APB Opinion 16 does apply to the subject transaction and, as a result, the technology acquired from Safe at Home Products, Inc. should be valued at its historical cost. This has now been done, as reflected in the financial statements of the Registrant, and this has resulted in certain changes to the audited financial statements of the Registrant for the fiscal year ended December 31, 1999.

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

ITEM 10.  EXECUTIVE COMPENSATION.

(a)  Summary Compensation Table



                                          Summary Compensation Table

                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                 Other           Restricted   Securities
principal                                annual             stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                (1)                         (2)
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)

James J. Weber   2000      0       0         0               0             0            0          0
President/
Director

Jerry G. Hilbert 2000      0       0      $100,000           0             0            0          0
V.P./Director


(1) No disclosure for prior years is made since the Registrant did not become a reporting company until January 17, 2000.

(2) On August 3, 2000, the Registrant issued 200,000 shares of its common stock to Jerry Hilbert for services to be rendered to the Registrant, which have been valued at $100,000. These services to the Registrant consisted of work in the areas of marketing and business development.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of common stock of the Registrant ("Shares") as of August 1, 2001 (issued and outstanding common stock of 20,172,477) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and
(ii) all officers and directors of the Registrant, and as a group (each person has sole voting power and sole dispositive power as to the shares shown):

Title of        Name and Address               Amount of       Percent of
Class           of Beneficial Owner            Beneficial         Class
                                               Ownership(1)

Common Stock    Safe at Home Products, Inc.    12,000,000 (2)     59.74%
                1201 East Warner Avenue
                Santa Ana, California 92705

Common Stock    James J. Weber, 1201            7,287,269 (3)     36.30%
                1201 East Warner Avenue
                Santa Ana, California 92705

Common Stock    Todd T. Marsh                   7,113,600 (4)     35.26%
                1201 East Warner Avenue
                Santa Ana, California 92705

Common Stock    Terry G. Marsh                  2,010,000 (5)      9.96%
                6281 Tweedholm Court
                San Jose, California 95120

Common Stock    Jerry G. Hilbert                1,029,620 (6)      5.10%
                1201 East Warner Avenue
                Santa Ana, California 92705

Common  Stock   Shares of all directors and    14,141,929 (7)     70.10%
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

     (a) On March 22, 1999, the Registrant borrowed $173,770 from Wyvern Technologies, Inc., which is controlled by Mr. Weber. The note is unsecured, due on demand and payable in one payment including principal and interest at maturity, bearing an interest rate of 10%. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share. The closing market price of the Registrant's common stock on this date was $2.94.

     (b) On September 2, 1999, the Registrant issued 125,000 shares of its common stock to Jerry Hilbert, one of the directors of the Registrant and an accredited investor, for $125 in cash. The closing per share price of the Registrant's common stock on the closest prior trading day (September 1, 1999) was $2.00.

     (c) On October 29, 1999, the Registrant issued 2,000,000 shares of its common stock to Rich Bourg Financial, Ltd., an affiliate shareholder of the Registrant, for services rendered in the amount of $100,000. These services consisted of developing retail markets for the Registrant products. The closing per share price of the Registrant's common stock on the closest prior trading day (October 18, 1999) was $2.25.

     (d) On July 14, 2000, the Registrant borrowed $68,260 from Mr. Hilbert. The promissory note is unsecured, payable in one payment including principal and interest at maturity, bearing an interest rate of 10%, and maturing on July 14, 2001 (see Exhibit 10.3 to this Form 10-KSB). Additionally, the holder has the option (under the terms of the promissory note) to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share. The closing market price of the Registrant's common stock on the last trade date (April 26, 2000) prior to this date was $2.25.

     (e) On August 3, 2000, the Registrant issued 200,000 shares of its common stock to Jerry Hilbert for services to be rendered to the Registrant, which have been valued at $100,000. These services to the Registrant consisted of work in the areas of marketing and business development. The closing per share price of the Registrant's common stock on the closet prior trading day (April 26, 2000) was $2.25.

     (f) The Registrant leases its office space from Wyvern Technologies, Inc. Mr. Weber is the principal and director of Wyvern Technologies, Inc.. The terms of this lease are for $1.00 per square foot per month ($2,500.00 per month) on a month to month basis. Management of the Registrant does not believe the rate is equivalent to an arms length transaction (below what would be charged the Registrant by a third party).

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

     (b) An amended Form 8-K to clarify the prior Form 8-K filing was filed on December 8, 2000.

Index to Financial Statements                                           Page

     Report of Independent Certified Public Accountants                   31

     Balance Sheet (Restated) as of December 31, 2000                     32

     Statements of Operations (Restated) for the year
     ended December 31, 2000, for the year ended
     December 31, 1999, and for the period from
     February 3, 1998 (date of inception) through
     December 31, 2000                                                    33

     Statement of Stockholders' Deficit (Restated) for
     the year ended December 31, 2000, for the year ended
     December 31, 1999, and for the  period from
     February 3, 1998 (date of inception)
     through December 31, 1998                                            34

     Statements of Cash Flows (Restated) for the year
     Ended December 31, 2000, for the year ended
     December 31, 1999, and for the period from
     February 3, 1998 (date of inception) through
     December 31, 2000                                                    38

     Notes to Financial Statements                                        40

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

/s/  L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
March 26, 2001
Las Vegas, Nevada

                                  EVERLERT, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS

Current assets
 Cash                                                         $   4,136
  Total current assets                                            4,136

Other assets
 Acquired technology, net                                       169,754
 Deposits                                                        53,500
  Total other assets                                            223,254

  Total assets                                                  227,390

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Accounts payable                                            $   29,044
 Accrued liabilities                                             63,238
 Due to related parties                                          17,400
 Notes payable - related parties                                246,930
 Note payable                                                   181,849
  Total current liabilities                                     538,461

  Total liabilities                                             538,461

Commitments and contingencies                                         -

Stockholders' deficit
 8% cumulative preferred stock; $.001 par
 value; 5,000,000 shares authorized, 14,333
 shares issued and outstanding                                       14
Common stock; $.001 par value; 50,000,000
 shares authorized, 19,922,477 shares
 issued and outstanding, including
 600,000 shares subscribed                                       19,922
Additional paid-in capital                                    1,907,198
Common stock issued for prepaid consulting
 services                                                       (90,000)
Notes receivable for common stock issuance, net                       -
Accumulated deficit                                          (2,148,205)
  Total stockholders' deficit                                  (311,071)

  Total liabilities and stockholders' deficit                   227,390

              See Accompanying Notes to Financial Statements

                              EVERLERT, INC.
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS

                                                                   Period from
                                                                   February 3
                                                                   1998
                                                                   (Date of
                                                                   inception)
                              Year Ended          Year Ended       through
                              December 31         December 31      December 31
                              2000                1999             2000
                                                  (Restated)       (Restated)

Revenue                      $          -         $         -      $         -

Operating expenses
 Amortization                     136,642             102,132          238,774
 Bad debt                         917,625                   -          917,625

Research and development           68,766             100,733          237,149
General and administrative        108,096             219,391          687,286

  Total operating expenses      1,231,129             422,256        2,080,834

Loss from operations           (1,231,129)           (422,256)      (2,080,834)

Other expense
 Interest expense                  37,492              28,012           67,371

Loss before provision
for income taxes               (1,268,621)           (450,268)      (2,148,205)

Provision for income taxes              -                   -                -

Net loss                       (1,268,621)           (450,268)      (2,148,205)

Basic and diluted loss
per common share                    (0.07)              (0.06)           (0.20)

Basic and diluted
weighted average
common shares outstanding      19,408,597           7,816,424       10,594,804

                 See Accompanying Notes to Financial Statements

                                 EVERLERT, INC.
                        (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' DEFICIT



                                                                 Common    Notes
                                                                 Stock     Receivable
               Outstanding                             Addt'l    Issued    for
                 Shares            Preferred  Common   Paid in   for       Common
             Preferred   Common    Stock      Stock    Capital   Prepid    Stock                      Total
                                                                 Consult   Issuance    Accumulated    Stockholders'
                                                                 Services              Deficit        Deficit

Balance at
February 3
1998
(Date of
inception)           -         -  $       -   $     -  $      -  $      -   $      -   $         -    $         -

Common stock
issued for
cash, $0.002
weighted
average price
per share            -   3,154,000        -     3,154     2,646         -          -             -          5,800

Common stock
issued for
expenses $0.086
weighted average
price
per share           -      490,000        -       490    41,610         -           -            -         42,100

Common stock
issued for
for payment
of debt $0.05       -       40,000        -        40      1,960         -           -           -          2,000

Net loss            -            -        -         -          -         -           -    (429,316)      (429,316)

Balance
December 31
1998
(RESTATED)          -    3,684,000        -     3,684     46,216         -           -    (429,316)     (379,416)

Preferred
stock issued
for cash
$3.00          11,000            -       11         -     32,990         -           -            -       33,001

Common stock
issued for
expenses
$0.025
weighted
average price
per share           -    2,024,000        -     2,024    123,776          -           -           -      125,800

Common stock
issued for
acquired
technology
$0.03               -   12,000,000        -    12,000    396,528          -            -          -      408,528

Common stock
issued for
note
receivable
$1.50               -      300,000        -       300    449,700          -     (450,000)             -        -

$57,375 debt
(including
interest
and
financing
cost of
$23,375)
satisfied
in exchange
of common
stock $1.50         -           -          -       -           -          -       57,375             -    57,375

Common stock
issued for
cash $0.12
weighted
average price
per share           -      884,485         -      884    105,248           -             -           -   106,132

Net loss            -            -         -        -          -           -             -    (450,268) (450,268)

Balance
December 31
1999
(Restated)     11,000   18,892,485        11   18,892  1,154,458           -      (392,625)   (879,584)  (98,848)

Common stock
issued for
payment of
other payables      -      359,992         -      360     77,413           -              -          -    77,773

Preferred
stock issued
cash $3.00      3,333            -         3        -      9,997           -              -          -    10,000

Common stock
issued for
note
receivable
$1.75               -      300,000         -      300    524,700           -      (525,000)           -         -

Common stock
issued for
services
$0.30               -      120,000         -      120     35,880           -             -            -    36,000

Common stock
issued for
prepid
consulting
services
$0.50               -      200,000         -      200     99,800   (100,000)             -            -         -

Current
period
recognition
of
prepaid
consulting
services
related to
common stock        -            -         -       -           -     10,000               -           -    10,000

Allowance
for bad debt
established
for notes
receivable          -            -         -       -           -          -         917,625           -   917,625

Common stock
issued for cash
$0.10               -       50,000         -      50       4,950          -               -           -     5,000

Net loss            -            -         -       -           -          -               -  (1,268,621)(1,268,621)

Balance
December 31
2000           14,333   19,922,47         14  19,922   1,907,198    (90,000)              -  (2,148,205)  (311,071)


                    See Accompanying Notes to Financial Statements

                                 EVERLERT, INC.
                         (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS

                                                                   Period from
                                                                   February 3
                                                                   1998
                                                                   (Date of
                                                                   inception)
                              Year Ended          Year Ended       through
                              December 31         December 31      December 31
                              2000                1999             2000
                                                  (Restated)       (Restated)

Cash flows from operating
activities:
 Net loss                    $ (1,268,621)        $   (450,268)    $ (2,148,205)
 Adjustments to reconcile
 net loss to net cash used
 by operating activities:
  Amortization                    136,642              102,132          238,774
  Bad debt                        917,625                    -          917,625
  Interest and financing
   costs satisfied in
   in exchange of common
   stock                                -               23,375           23,375

  Stock based compensation         46,000              125,800          213,900
Changes in operating assets
and liabilities:
 Increase in deposits                   -              (53,500)         (53,500)
 Increase (decrease) in
  accounts payable                  8,251             (318,489)          29,044
 Increase in accrued
  liabilities                      37,492               23,879           63,238
 Increase in due to related
  parties                          17,400                    -           17,400
    Net cash used by
     operating activities        (105,211)            (547,071)        (698,349)

Cash flows from financing
activities:
 Proceeds from issuance of
  notes payable - related
   parties                         68,261              173,669          246,930
 Proceeds from issuance of
  note payable                     12,249              169,600          217,849
 Proceeds from issuance of
  Preferred stock                  10,000               33,001           43,001
 Proceeds from issuance of
  common stock                      5,000              106,132          116,932
 Proceeds from issuance of
  stock subscriptions payable           -               77,773           77,773
    Net cash provided by
     financing activities          95,510              560,175          702,485

Net increase (decrease) in
cash                               (9,701)              13,104            4,136

Cash, beginning of period          13,837                  733                -

Cash, end of period                 4,136               13,837            4,136

Supplemental disclosure of
cash flow:
 Cash paid for interest                 -                    -                -

Schedule of non-cash
investing and financing
activities:
 12,000,000 common shares
  issued in exchange for
   acquired technology                  -             408,528          408,528

 300,000 common shares issued
  in exchange for notes receivable
   for common stock issuance            -             450,000          450,000

Debt satisfied in exchange
of common stock                         -              34,000           34,000

40,000 common shares issued
for payment of debt                     -                   -            2,000

200,000 common shares issued
in exchange for prepaid consulting
services                          100,000                   -          100,000

Other payables satisfied
through issuance of
359,992 common shares              77,773                   -           77,773

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

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the years ended December 31, 2000 and 1999 and the period from February 3, 1998 (Date of Inception) through December 31, 2000.

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

3.  DEPOSITS

As of December 31, 2000, the Company had deposits of $53,500 related to an acquisition of manufacturing equipment. The equipment will be delivered prior to the commencement of operations.

4.  NOTE PAYABLE

As of December 31, 2000 the Company borrowed $181,849. The note is unsecured, bearing an interest rate of 10%, and is due on demand. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Company's common stock at a price of $1.00 per share.

5.  NOTES RECEIVABLE FOR COMMON STOCK ISSUANCE

The Company entered into several Promissory Note Agreements ("Agreements") during 1999 to exercise warrants acquiring 300,000 shares of the Company's common stock at $1.50 per share and 300,000 shares of the Company's common stock at $1.75 per share. These Agreements entitle the Company to receive funds of $975,000 for the issuance of 600,000 shares of the Company's common stock. In September 1999, the notes receivable for common stock issuance was reduced by $57,375 to satisfy the Company's debt. Accordingly, 38,250 shares of the Company's common stock were transferred from a promissory note holder to the debt holders for full satisfaction of such debts. As of December 31, 2000, the entire balance of $917,625 had been allowed for as bad debt, however the Company plans to take necessary actions to collect these funds.

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

During 2000, the Company issued 300,000 shares of common stock as a result of warrants exercised at an exercise price of $1.75 per share. In consideration, the Company received a non-recourse promissory note for the value of the warrants exercised totaling $525,000, recorded as notes receivable for common stock issuance.

As of December 31, 2000, management of the Company believes the collectability of the notes receivable for common stock issuance totaling $917,625 may be in doubt. Accordingly, an allowance for doubtful accounts was recorded for the full amount of the notes receivable for common stock issuance; however, the Company plans to take necessary actions to collect these funds.

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

Preferred stock dividends in arrears - As of December 31, 2000, the Company has dividends in arrears totaling $5,251.

7.  STOCK BASED COMPENSATION

For the years ended December 31, 2000 and 1999 and the period from February 3, 1998 (Inception) through December 31, 2000, the Company incurred expenses resulting from issuance of common stock totaling $46,000, $125,800 and $213,900, respectively. The value of these expenses was primarily determined for the value of services received. The following table summarizes the Company's stock based compensation activities based on the accounts shown on the statements of operations:

                                                              Period from
                                                              February 3,
                                                                  1998
                                                              (Inception)
                                                                through
                                 December31     December 31   December 31
                                    2000           1999           2000

Consulting                        $10,000        $100,000       $140,000
Research and development                -               -            300
Professional fees                  36,000           25,800        73,600

Total stock based compensation    $46,000        $125,800       $213,900

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

On August 14, 2000, the Company issued 120,000 shares of its common stock for services rendered in the amount of $36,000 ($0.30 per share). These services consisted of professional fees.

During 2000, the Company recognized $10,000 of the $100,000 ($0.50 per share) prepaid consulting services for the August 3, 2000 issuance of 200,000 shares of its common stock (see Note 8).

8.  RELATED PARTY TRANSACTIONS

The Company operates from a leased facility under a month-to-month operating lease. The Company leases the facility from Wyvern Technologies, Inc. (an entity controlled by the president of the Company) for $2,500 per month. For the year ended December 31, 2000 and 1999, rent expense related to Wyvern Technologies, Inc totaled $10,000 and $10,984, respectively.

During 1999, the Company issued 2,000,000 common shares to a stockholder of the Company for consulting services valued at $100,000.

During 2000, the Company issued 200,000 common shares to a director of the Company for prepaid consulting services valued at $100,000. As of December 31, 2000, $10,000 of the prepaid consulting services has been recognized as an expense.

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

9.  COMMITMENTS AND CONTINGENCIES

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

10.  RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements, management became aware that those financial statements did not reflect account balances properly for the year ended December 31, 1999 and the period from February 3, 1998 (date of inception) through December 31, 2000. Properly accounting of these items in the revised financial statements has the following effect:

                                                    Year Ended
                                  Year Ended        December 31    Restated
                                  December 31          1999        Increase
                                     1999           (Restated)     (Decrease)

Revenue                          $          -       $         -    $       -
Operating expenses                    348,591           422,256       73,665
Loss from operations                 (348,591)         (422,256)     (73,665)
Other expense                               -            28,012       28,012
Loss before provision for
income taxes                         (348,591)         (450,268)    (101,677)
Provision for income taxes                  -                 -            -
Net loss                             (348,591)         (450,268)    (101,677)
Basic and diluted loss per
common share                            (0.05)            (0.06)       (0.01)
Basic and diluted weighted
average common shares
outstanding                         7,816,424         7,816,424    7,816,424

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

                                                    Period from
                                   Period from      February 3
                                   February 3          1998
                                      1998          (Date of
                                   (Date of          Inception)
                                   Inception)        through
                                   Through           December 31     Restated
                                   December 31         2000          Increase
                                      2000           (Restated)      (Decrease)

Revenue                            $         -       $         -     $       -
Operating expenses                   2,040,339         2,080,834        40,495
Loss from operations                (2,040,339)       (2,080,834)      (40,495)
Other expense                           37,492            67,371        29,879
Loss before provision
for income taxes                    (2,077,831)       (2,148,205)      (70,374)
Provision for income taxes                   -                 -             -
Net loss                            (2,077,831)       (2,148,205)      (70,374)
Basic and diluted loss
per common share                         (0.20)            (0.20)        (0.01)
Basic and diluted
weighted average
common shares outstanding           10,594,804        10,594,804    10,594,804

For the year from February 3, 1998 (date of inception) through December 31, 2000, the change in the statement of operations was primarily related to adjusting the estimated useful life of the acquired technology from 5 years to 3 years which increased the amortization expense by approximately $75,000. The net change of $70,374 increased the net loss from $2,077,831 ($0.20 per weighted average common share outstanding) to $2,148,205 ($0.20 per weighted average common share outstanding).

11.  GOING CONCERN

The Company incurred net losses of approximately $1,268,000 and $450,000 for the years ended December 31, 2000 and 1999 respectively, and its current liabilities exceed the Company's current assets by approximately $534,000 as of December 31, 2000, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to complete the development of its voice record and playback smoke detector, along with the heat sensor Christmas tree ornaments. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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