Form 10QSB/A
period 2001-03-31
EVERLERT INC
filed 2001-11-05
CIK 1064478

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

                See Accompanying Notes to Financial Statements

                                EVERLERT, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Period from
                               For the three months          February 3, 1998
                                       Ended                 (Date of Inception)
                                     March 31                     through
                               2001             2000            March 31 2001
                                              (RESTATED)

Revenue                       $         -       $         -    $           -

Operating expenses
 Amortization                      33,578            34,044          272,352
 Bad debt                               -                 -          917,625
 Research and development               -                 -          137,149
 General and administrative        34,334            18,504          741,620

  Total operating expenses         67,912            52,548        2,068,746

Net loss from operations          (67,912)          (52,548)      (2,068,746)

Other expense
 Interest expense                  10,288             8,582           77,659

Loss before provision for income
taxes                             (78,200)          (61,130)      (2,146,405)

Provision for income taxes              -                 -                -

Net loss                          (78,200)          (61,130)      (2,146,405)

Basic and diluted loss per
common share                        (0.00)            (0.00)           (0.19)

Basic and diluted weighted
average common shares
outstanding                    20,016,921        18,930,067       11,372,426

                See Accompanying Notes to Financial Statements

                                  EVERLERT, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                 Period from
                               For the three months          February 3, 1998
                                       Ended                 (Date of Inception)
                                     March 31                     through
                               2001             2000            March 31 2001
                                              (RESTATED)

Cash flows from operating
activities:
 Net loss                      $  (78,200)    $   (61,130)      $ (2,146,405)
 Adjustments to reconcile
net loss to net  cash used
by operating activities:
 Amortization                      33,578          34,044            272,352
 Bad debt                               -               -            917,625
 Interest and financing costs
 Satisfied in exchange of
common stock                            -               -             23,375
Stock based compensation           10,000               -            143,900
Changes in operating assets and
liabilities:
 Increase in deposits                   -               -            (53,500)
 Increase (decrease) in accounts
 payable                          (13,540)         (4,839)            15,504
 Increase in accrued liabilities   10,288           8,582             73,526
 Increase in due to related
 parties                           11,915                             29,315
  Net cash used by operating
   activities                     (25,959)        (23,343)          (724,308)

Cash flows from financing
activities:
 Proceeds from issuance of notes
  payable - related party               -               -            246,930
 Proceeds from issuance of note
  payable                               -               -            217,849
 Proceeds from issuance of common
  stock                            25,000          10,000             68,001
  Proceeds from issuance of
   preferred stock                  5,000               -            121,932
 Proceeds from issuance of stock
  subscriptions payable                 -               -             77,773
  Net cash provided by
   financing activities            30,000          10,000            732,485

Net increase (decrease) in cash     4,041         (13,343)             8,177

Cash, beginning of period           4,136          13,837                  -

Cash, end of period                 8,177             494              8,177

Supplemental disclosure of cash
flow:
 Cash paid for interest                 -               -                  -

Cash paid for income taxes              -               -                  -

Schedule of non-cash investing and
financing activities:
 12,000,000 common shares issued
  in exchange for acquired
   technology                           -               -           408,528

300,000 common shares issued in
 exchange for stock subscriptions
receivable                              -               -           450,000

300,000 common shares issued in
 exchange for stock subscriptions
receivable                              -         525,000           520,000

Debt satisfied in exchange of
 common stock                           -               -            34,000

40,000 common shares issued for
 payment of debt                        -               -             2,000

200,000 common shares issued in
 exchange for prepaid consulting
 services                               -               -           100,000

Subscriptions payable satisfied
 through issuance of 15,000 common
 shares                                 -           3,241             3,241

Subscriptions payable satisfied
 through issuance of 344,992 common
 shares                                 -               -            74,532

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

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on October 24, 2000).

3.2   Certificate of Amendment of Articles of Incorporation
      (incorporated by reference to Exhibit 3.2 of the Form 10-
      SB/A filed on October 24, 2000).

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

10.2  Convertible Promissory Note between the Registrant and
      Wyvern Technologies, Inc., dated March 22, 1999
      (incorporated by reference to Exhibit 10.2 of the Form 10-
      SB/A filed on October 24, 2000).

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