Form 10QSB/A
period 2001-06-30
EVERLERT INC
filed 2001-11-05
CIK 1064478

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

     As of June 30, 2001, the Registrant had 20,042,477 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF JUNE 30, 2001                            3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED
              JUNE 30, 2001 AND JUNE 30, 2000,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH JUNE 30, 2001                    4

              STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED
              JUNE 30, 2001 AND JUNE 30, 2000,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH JUNE 30, 2001                    5

              NOTES TO FINANCIAL STATEMENTS                                7

     ITEM 2.  PLAN OF OPERATION                                            9

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           17

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         17

     ITEM 5.  OTHER INFORMATION                                           18

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            18

SIGNATURE                                                                 18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                    EVERLERT, INC.
                            (A Development Stage Company)
                                     BALANCE SHEET
                                     JUNE 30, 2001
                                      (Unaudited)

                                         ASSETS

Current assets
 Cash                                                              $    608
  Total current assets                                                  608

Fixed assets, net                                                    51,360

Other assets
 Acquired technology, net                                           102,225

Total assets                                                        154,193

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Accounts payable                                                    15,304
 Accrued liabilities                                                 83,814
 Due to related parties                                              55,815
 Notes payable - related party                                      246,930
 Notes payable                                                      184,349
 Other payable                                                       15,000
  Total current liabilities                                         601,212

  Total liabilities                                                 601,212

Commitments and contingencies                                             -

Stockholders' deficit
 8% cumulative preferred stock; $.001 par value; 5,000,000
 shares authorized, 16,000 shares issued and outstanding                 16
Common stock; $.001 par value; 50,000,000
 shares authorized, 20,042,477 shares
 issued and outstanding                                              20,042
Additional paid-in capital                                        1,912,076
Common stock issued for prepaid consulting services                 (70,000)
Notes receivable for common stock issuance, net                           -
Accumulated deficit                                              (2,309,153)
  Total stockholders' deficit                                      (447,019)

  Total liabilities and stockholders' deficit                       154,193

               See Accompanying Notes to Financial Statements

                                EVERLERT, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                   (Unaudited)



                       For the Three Months       For the Six Months       Period from
                         Ended June 30              Ended June 30          February 3 1998
                       2001            2000       2001          2000      (date of inception)
                                     (RESTATED)              (RESTATED)    through
                                                                           June 30 2001
Revenue                $       -      $       -   $      -    $       -    $            -

Operating expenses
 Amortization and
 depreciation             36,091         34,044     69,669       68,088           308,443
 Bad debt                      -              -          -            -           917,625
 Research and
 development                   -              -          -            -           237,149
 General and
 administrative           36,369          2,905     70,702       21,409           757,989

  Total operating
  expenses                72,460         36,949    140,371       89,497         2,221,206

Net loss from
operations               (72,460)       (36,949)  (140,371)     (89,497)       (2,221,206)

Other expense
 Interest expense         10,288          8,582     20,577       17,164            87,947

Loss before
provision for income
taxes                    (82,748)       (45,531)  (160,948)    (106,661)       (2,309,153)

Provision for
income taxes                   -              -          -            -                 -

Net loss                 (82,748)       (45,531)  (160,948)    (106,661)       (2,309,153)

Basic and diluted
loss per common
share                      (0.00)         (0.00)     (0.01)       (0.01)            (0.20)

Basic and diluted
weighted average
common shares
outstanding           19,922,477     19,279,557  19,845,129  19,068,776        11,372,426

                  See Accompanying Notes to Financial Statements

                                     EVERLERT, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                         For the Six Months     Period from
                                           Ended June 30        February 3 1998
                                                                (Date of
                                                                inception)
                                                                through
                                           2001          2000   June 30
                                                     (RESTATED)   2001

Cash flows from operating
activities:
Net loss                                 (160,948)     (106,661)  (2,309,153)
Adjustments to reconcile net loss
to net cash provided (used) by operating
activities:
Amortization and depreciation              69,669        68,088      308,443
Bad debt                                        -             -      917,625
Interest and financing costs
satisfied in exchange of common stock           -             -       23,375
Stock based compensation                   20,000             -      233,900
Changes in operating assets and
liabilities:
Decrease in deposits                       53,500             -            -
Increase (decrease) in accounts
payable                                   (13,740)       (4,679)      15,304
Increase in accrued liabilities            20,576        17,163       83,814
Increase in due to related parties         38,415         2,350       55,815
Increase in other liabilities              15,000             -       15,000
Net cash provided (used) by operating
activities                                 42,472       (23,739)    (655,877)

Cash flows from investing activities:
Purchase of fixed assets                  (53,500)            -      (53,500)
Net cash used by investing activities     (53,500)            -      (53,500)

Cash flows from financing activities:
Proceeds from issuance of notes
payable - related party                         -             -      246,930
Proceeds from issuance of note payable      2,500             -      220,349
Proceeds from issuance of preferred stock       -        10,000       43,001
Proceeds from issuance of common stock      5,000             -      121,932
Proceeds from issuance of stock
subscriptions payable                           -             -       77,773
Net cash provided by financing
activities                                  7,500        10,000      709,985

Net increase (decrease) in cash            (3,528)      (13,739)         608

Cash, beginning of period                   4,136        13,837            -

Cash, end of period                           608            98          608

Supplemental disclosure of cash flow:
Cash paid for interest                          -             -            -

Cash paid for income taxes                      -             -            -

Schedule of non-cash investing and
financing activities:
12,000,000 common shares issued in
exchange for acquired technology                -             -      408,528

300,000 common shares issued in
exchange for stock subscription
receivable                                      -             -      450,000

300,000 common shares issued in
exchange for stock subscription
receivable                                      -       525,000      525,000

Debt satisfied in exchange of
common stock                                    -             -       34,000

40,000 common shares issued for
payment of debt                                 -             -        2,000

200,000 common shares issued in
exchange for prepaid consulting services        -             -      100,000

Subscriptions payable satisfied through
issuance of 15,000 common shares                -         3,241        3,241

Subscriptions payable satisfied through
issuance of 344,992 common shares               -        74,532       74,532

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

     Management of the Registrant believes that the need for additional capital going forward will be derived somewhat from earnings generated from the sale of its products. In such case, it is the intent of the Registrant to seek to raise additional capital via a private placement offering. The Registrant currently has notes receivable from common stock issuance at December 31, 2000 for common stock in the amount of $917,625. As of that date, management of the Registrant believes the collectibility of this receivable may be in doubt. Accordingly, an allowance for doubtful accounts was recorded in the financial statements for the full amount of the stock subscriptions receivable. Since the Registrant is in the process of having the debtors return the stock issued to the Registrant, the Registrant will not pursue plans to collect these funds.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Specific Sales.

     The following securities of the Registrant were sold without registration during the three months ended June 30, 2001:

     On April 6, 2001, the Company issued a total 120,000 shares of its common stock for further legal services to be provided to the Company, which have been valued at $36,000. The closing per share price of the Company's common stock on the closest prior trading day (March 10, 2001) was $2.25.

General Information.

     No commissions or fees were paid in connection with these sales. All of theses sales were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Rule 506 of Regulation D by the fact that:

     the sales were made to accredited investors as defined in Rule 502;

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