Form 10QSB/A
period 2001-03-31
EVERLERT INC
filed 2001-11-07
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       FORM 10-QSB/A
                                      (Amendment #2)

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

     As of March 31, 2001, the Registrant had 19,922,477 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF MARCH 31, 2001                          3

              STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2001 AND MARCH 31, 2000,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH MARCH 31, 2001                  4

               STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED
               MARCH 31, 2001 AND MARCH 31, 2000,
               AND FOR THE PERIOD FROM FEBRUARY 3, 1998
               (DATE OF INCEPTION) THROUGH MARCH 31, 2001                 5

               NOTES TO FINANCIAL STATEMENTS                              7

     ITEM 2.  PLAN OF OPERATION                                           9

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          16

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  16

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        17

     ITEM 5.  OTHER INFORMATION                                          17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           17

SIGNATURE                                                                18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                  EVERLERT, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  MARCH 31, 2001
                                    (Unaudited)

                                        ASSETS

Current assets
 Cash                                                             $   8,177
 Total current assets                                                 8,177

Other assets
 Acquired technology, net                                           136,176
 Deposits                                                            53,500
                                                                    189,676

Total assets                                                        197,853

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Accounts payable                                                    15,504
 Accrued liabilities                                                 73,526
 Due to related parties                                              54,315
 Notes payable - related party                                      246,930
 Note payable                                                       181,849
  Total current liabilities                                         572,124

  Total liabilities                                                 572,124

Commitments and contingencies                                             -

Stockholders' deficit
 8% cumulative preferred stock; $.001 par value;
  5,000,000 shares authorized, 16,000 shares
  issued and outstanding                                                 16
 Common stock; $.001 par value; 50,000,000
  shares authorized, 19,922,477 shares
  issued and outstanding                                             19,922
 Additional paid-in capital                                       1,912,196
 Common stock issued for prepaid consulting services                (80,000)
 Stock subscriptions receivable, net                                      -
 Accumulated deficit                                             (2,226,405)
  Total stockholders' deficit                                      (374,271)

  Total liabilities and stockholders' deficit                       197,853

                 See Accompanying Notes to Financial Statements

                                EVERLERT, INC.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 Period from
                               For the three months          February 3, 1998
                                       Ended                 (Date of Inception)
                                     March 31                     through
                               2001             2000            March 31 2001
                                              (RESTATED)

Revenue                      $        -       $          -       $          -

Operating expenses
 Amortization                    33,578             34,044            272,352
 Bad debt                             -                  -            917,625
 Research and development             -                  -            237,149
 General and administrative      34,334             18,504            721,620

  Total operating expenses       67,912             52,548          2,148,746

Net loss from operations        (67,912)           (52,548)        (2,148,746)

Other expense
 Interest expense                10,288              8,582             77,659

Loss before provision for
 income taxes                   (78,200)           (61,130)        (2,226,405)

Provision for income taxes            -                  -                  -

Net loss                        (78,200)           (61,130)        (2,226,405)

Basic and diluted loss per
common share                      (0.00)             (0.00)             (0.20)

Basic and diluted weighted
average common shares
outstanding                  19,766,921         18,930,067         11,372,426

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
                                              (RESTATED)

Cash flows from operating
activities:
 Net loss                     $   (78,200)    $   (61,130)     $  (2,226,405)
 Adjustments to reconcile net
  loss to net cash used by
  operating activities:
 Amortization                      33,578          34,044            272,352
 Bad debt                               -               -            917,625
 Interest and financing costs
 Satisfied in exchange of
 common stock                           -               -             23,375
 Stock based compensation          10,000               -            223,900
Changes in operating assets and
liabilities:
 Increase in deposits                   -               -            (53,500)
 Increase (decrease) in accounts
 payable                          (13,540)         (4,839)            15,504
 Increase in accrued liabilities   10,288           8,582             73,526
 Increase in due to related
 parties                           36,915                             54,315
Net cash used by operating
activities                           (959)        (23,343)          (699,308)

Cash flows from financing
activities:
 Proceeds from issuance of notes
 payable - related party                -               -            246,930
 Proceeds from issuance of note
 payable                                -               -            217,849
 Proceeds from issuance of common
 stock                                  -          10,000             43,001
 Proceeds from issuance of
 preferred stock                    5,000               -            121,932
 Proceeds from issuance of stock
 subscriptions payable                  -               -             77,773
  Net cash provided by
   financing activities             5,000          10,000            707,485

Net increase (decrease) in cash     4,041         (13,343)             8,177

Cash, beginning of period           4,136          13,837                  -

Cash, end of period                 8,177             494              8,177

Supplemental disclosure of cash
flow:
 Cash paid for interest                 -               -                  -

 Cash paid for income taxes             -               -                  -

Schedule of non-cash investing and
financing activities:
 12,000,000 common shares issued
  in exchange for acquired
   technology                           -               -            408,528

300,000 common shares issued in
exchange for stock subscriptions
receivable                              -               -            450,000

300,000 common shares issued in
exchange for stock subscriptions
receivable                              -         525,000            520,000

Debt satisfied in exchange of
common stock                            -               -             34,000

40,000 common shares issued for
payment of debt                         -               -              2,000

200,000 common shares issued in
exchange for prepaid consulting
services                                -               -            100,000

Subscriptions payable satisfied
through issuance of 15,000 common
shares                                  -           3,241              3,241

Subscriptions payable satisfied
through issuance of 344,992 common
shares                                  -               -             74,532

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

ITEM 2.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

     The operational period for the 38 months from February 3, 1998 through March 31, 2001 achieved two main goals for the Registrant: (a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant has devoted substantially all of its present efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Exchange Act of 1934 and its commencement of trading on the Over-the-Counter Bulletin Board (the Registrant was delisted from this exchange as of November 18, 1999). In order to qualify for relisting on the Bulletin Board, the Registrant must comply with the new eligibility rules of this exchange, which require that all listed companies be reporting companies. Accordingly the Registrant filed its Form 10-SB Registration Statement with the Securities and Exchange Commission on November 18, 1999; the SEC must have no further comments on this registration statement for the Registrant to be eligible for relisting.

     Realization of sales of the Registrant's products by the end of fiscal 2001 is vital to its plan of operations. The Registrant believes that its initial revenues will be primarily dependent upon the its ability to cost-effectively and efficiently develop and market smoke and heat detectors. The Registrant designates as its priorities for the next twelve months of operations as developing and marketing its products to establish its operations by: (a) implementing and successfully executing its business and marketing strategy, including developing and marketing its products to establish its business in the home safety industry (this is presently on hold pending the receipt of further financing for the Registrant; costs are estimated to be approximately $500,000); (b) developing relationships with strategic partners (this must await further funding for the Registrant); (c) responding to competitive developments (the Registrant has already accomplished this by designing its detector products to offer features not found in competing models); and (d) attracting, retaining and motivating qualified personnel (this must await further funding for the Registrant).

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

     The Registrant incurred significant operating expenses for the 38 months from February 3, 1998 through March 31, 2001 totaling $2,080,834. Expenditures were primarily due to costs incurred for bad debt, amortization expenses, consulting fees, engineering, and general and administrative expenses. The Registrant's consulting expenses were incurred from its public listing process on the Over-the-Counter Bulletin Board.

     Due to the significant operating expenses, as well as interest expense in the amount of $67,371, the Registrant experienced a net loss of $2,148,205 for this 38 month period. The Registrant anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations. As of December 31, 2000, the Registrant's working capital deficit was $534,325, and it had an accumulated deficit of $2,148,205.

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

     The Registrant incurred a net loss of $429,316 for the period from inception (February 3, 1998 through December 31, 1998, $450,268 for the fiscal year ended December 31, 1999, $1,268,621 for the year ended December 31, 2000, and $78,200 for the three months ended March 31, 2001. The Registrant's current liabilities exceed its current assets (working capital deficit) by $534,325 as of March 31, 2001. At March 31, 2001, the Registrant had an accumulated deficit of $2,148,205. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Specific Sales.

     The following securities of the Registrant were sold without registration during the three months ended March 31, 2001:

(a) On January 12, 2001, the Registrant sold 1,667 shares of its preferred stock to one investor, for a total consideration of $5,000 ($3.00 per share).

(b) On February 26, 2001, the Registrant sold 250,000 shares of common stock to one investor, for a total consideration of $25,000 ($0.10 per share). However, since the shares have not yet been issued, the funds have been recorded as a due to related parties.

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