Form 10QSB
period 2001-09-30
EVERLERT INC
filed 2001-11-15
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                    FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     As of September 30, 2001, the Registrant had 20,042,477 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF
              SEPTEMBER 30, 2001                                          3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001              4

              STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2001              5

               NOTES TO FINANCIAL STATEMENTS                              7

     ITEM 2.  PLAN OF OPERATION                                           9

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          17

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            18

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        18

     ITEM 5.  OTHER INFORMATION                                          18

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           18

SIGNATURE                                                                18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                EVERLERT, INC.
                       (A Development Stage Company)
                                 BALANCE SHEET
                              SEPTEMBER 30, 2001
                                  (Unaudited)

                                     ASSETS

Current assets
 Cash                                                            $     180
  Total current assets                                                 180

Fixed assets, net                                                   46,630

Other assets
 Acquired technology, net                                           67,901

Total assets                                                       114,711

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Accounts payable                                                   15,966
 Accrued liabilities                                                94,102
 Due to related parties                                             65,565
 Notes payable - related party                                     246,930
 Notes payable                                                     184,349
 Other payable                                                      15,000
  Total current liabilities                                        621,912

  Total liabilities                                                621,912

Commitments and contingencies                                            -

Stockholders' deficit
 8% cumulative preferred stock; $.001 par value;
  5,000,000 shares authorized, 16,000 shares
  issued and outstanding                                               16

Common stock; $.001 par value; 50,000,000
 shares authorized, 20,042,477 shares
 issued and outstanding                                            20,042
Additional paid-in capital                                      1,948,076
Common stock issued for prepaid consulting services               (60,000)
Accumulated deficit                                            (2,415,335)
  Total stockholders' deficit                                    (507,201)

  Total liabilities and stockholders' deficit                     114,711

                See Accompanying Notes to Financial Statements

                                EVERLERT, INC.
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                                        Period from
                                                                                        February 3 1998
                            For the three months ended     For the nine months ended   (Date of Inception)
                                   September 30                   September 30               through
                              2001               2000        2001              2000     September 30
                                               (RESTATED)                  (RESTATED)       2001
Revenue                      $          -       $       -    $        -       $      -  $             -

Operating expenses
 Amortization and
 depreciation                      39,053          34,044       108,722        102,132          347,496
 Bad debt                               -               -             -              -          917,625
 Research and development               -          68,260             -         68,260          237,149
 General and administrative        20,841          53,824       127,543         75,233          814,830
 Total operating expenses          59,894         156,128       236,265        245,625        2,317,100

Net loss from operations          (59,894)       (156,128)     (236,265)      (245,625)      (2,317,100)

Other expense
 Interest expense                  10,288          10,040        30,865         27,204           98,235

Loss before provision for
income taxes                      (70,182)       (166,168)     (267,130)      (272,829)      (2,415,335)

Provision for income taxes              -               -             -              -                -

Net loss                          (70,182)       (166,168)     (267,130)      (272,829)      (2,415,335)

Basic and diluted loss per
common share                        (0.00)          (0.01)        (0.01)         (0.01)           (0.21)

Basic and diluted weighted
average common shares
outstanding                    20,042,477      19,620,955    20,000,719     19,278,116       11,372,426

                   See Accompanying Notes to Financial Statements

                                    EVERLERT, INC.
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                               Period from
                              For the nine months ended        February 3
                                     September 30              1998 (Date
                              2001                  2000           of
                                                  (RESTATED)   inception)
                                                                Through
                                                               September
                                                               30, 2001

Cash flows from operating
activities:
 Net loss                     $ (267,130)          $ (272,829)  $(2,415,335)
 Adjustments to reconcile net
  loss to net cash provided
  (used) by operating
  activities:
 Amortization and
 depreciation                    108,722              102,132       347,496
 Bad debt                              -                    -       917,625
 Interest and financing costs
  satisfied in exchange of common
   stock                               -                    -        23,375
 Stock based compensation         66,000               36,000       279,900
Changes in operating assets and
liabilities:
 Decrease in deposits             53,500                    -             -
 Increase (decrease) in accounts
  payable                        (13,077)               8,251        15,967
 Increase in accrued
  Liabilities                     30,864               27,203        94,102
 Increase in due to related
  Parties                         48,165                6,700        65,565
 Increase in other liabilities    15,000                    -        15,000
  Net cash provided (used) by
   operating activities           42,044              (92,543)     (656,305)

Cash flows from investing
activities:
 Purchase of fixed assets        (53,500)                   -       (53,500)
  Net cash used by investing
   activities                    (53,500)                   -       (53,500)

Cash flows from financing
activities:
 Proceeds from issuance of notes
  payable - related party              -               68,260       246,930
 Proceeds from issuance of note
  payable                          2,500                    -       220,349
 Proceeds from issuance of
  preferred stock                  5,000               10,000        48,001
 Proceeds from issuance of common
  Stock                                -                    -       116,932
 Proceeds from issuance of stock
  subscriptions payable                -                5,000        77,773
  Net cash provided by financing
   activities                      7,500               83,260       709,985

Net increase (decrease) in cash   (3,956)              (9,283)          180

Cash, beginning of period          4,136               13,837             -

Cash, end of period                  180                4,554           180

Supplemental disclosure of cash
flow:
Cash paid for interest                 -                    -             -

Cash paid for income taxes             -                    -             -

Schedule of non-cash investing and
financing activities:
 12,000,000 common shares issued
  in exchange for acquired
  technology                           -                   -        408,528

 300,000 common shares issued in
  exchange for note receivable         -                   -        450,000

 300,000 common shares issued in
 exchange for note receivable          -             525,000        525,000

 Debt satisfied in exchange of
 common stock                          -                   -         34,000

 40,000 common shares issued for
  payment of debt                      -                   -          2,000

 200,000 common shares issued in
  exchange for prepaid consulting
  services                             -                   -        100,000

 Other payable satisfied through
  issuance of 15,000 common shares     -                   -          3,241

 Other payable satisfied through
  issuance of 344,992 common
  shares                               -                   -         74,532

 Other payable satisfied through
  issuance of 359,992 common
  shares                               -              77,773         77,773

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

2.  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following at September
30, 2001:

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

                                                                   $ 246,930

3.  STOCKHOLDERS' DEFICIT

During the nine months ended September 30, 2001, the Company issued 120,000 common shares for legal services totaling $36,000.

During the nine months ended September 30, 2001, the Company issued 1,667 preferred shares for $5,000.

4.  GOING CONCERN

The Company incurred a net loss of approximately $267,130 for the nine months ended September 30, 2001, and the Company's current liabilities exceed its current assets by approximately $621,700 as of September 30, 2001, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to complete the development of its voice record and playback smoke detector, along with the heat sensor Christmas tree ornaments. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

     The operational period for the 44 months from February 3, 1998 through September 30, 2001, achieved two main goals for the
Registrant: (a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant has devoted substantially all of its present efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Act of 1934 and its commencement of trading on the Over-the-Counter Bulletin Board (the Registrant was delisted from this exchange as of November 18, 1999). In order to qualify for relisting on the Bulletin Board, the Registrant must comply with the new eligibility rules of this exchange, which require that all listed companies be reporting companies. Accordingly the Registrant filed its Form 10-SB Registration Statement with the Securities and Exchange Commission on November 18, 1999; the Registrant must clear comments on this Registration Statement to be eligible for relisting.

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

     Management of the Registrant believes that the need for additional capital going forward will be derived somewhat from earnings generated from the sale of its products. In such case, it is the intent of the Registrant to seek to raise additional capital via a private placement offering. The Registrant currently has notes receivable from issuance of common stock at December 31, 2000 in the amount of $917,625. As of that date, management of the Registrant believes the collectibility of this receivable may be in doubt. Accordingly, an allowance for doubtful accounts was recorded in the financial statements for the full amount of the stock subscriptions receivable. Since the Registrant is in the process of having the debtors return the stock issued to the Registrant, the Registrant will not pursue plans to collect these funds.

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

     The Registrant incurred significant operating expenses for the 44 months from February 3, 1998 through September 30, 2001 totaling $2,317,100. Expenditures were primarily due to costs incurred for bad debt, amortization expenses, consulting fees, engineering, and general and administrative expenses. The Registrant's consulting expenses were incurred from its public listing process on the Over-the-Counter Bulletin Board. Due to the significant operating expenses, as well as interest expense in the amount of $98,235, the Registrant experienced a net loss of $2,415,335 for this 44 month period. The Registrant anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations. As of September 30, 2001, the Registrant had no working capital and an accumulated deficit of $2,415,335.

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

     The Registrant has previously disclosed in filings with the SEC and on its website that it is expected to generate revenues of a certain amount over the first five years of operations. However, based on the lack of funding available to the Registrant, it has been unable to proceed with its plan of business; therefore, the Registrant will not achieve the projected stream of revenue, as originally anticipated. As a result, all references to such revenues have been deleted from SEC filings and the Registrant website.

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

     The Registrant incurred a net loss of $450,268 for the fiscal year ended December 31, 1999, $1,268,621 for the fiscal year ended December 31, 2000, and $267,130 for the nine months ended September 30, 2001. The Registrant's current liabilities exceed its current assets by $458,744 as of December 31, 1999, $534,325 as of December 31, 2000, and $621,732 as of September 30, 2001. At September 30, 2001, the Registrant had an accumulated deficit of $2,415,335; as of that date, the Registrant had no working capital. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     Since inception, the Registrant has financed operations primarily through private placements of common stock, and certain borrowings. In addition, two promissory notes between the Registrant and its directors totaling $241,930 as of September 30, 2001 and loans totaling $184,349 from an unrelated party. This promissory is unsecured, due on demand and payable in one payment including principal and interest at maturity, bearing an interest rate of 10%. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share.

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $1,000,000 over the twelve months from September 30, 2001 for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant did not sell any unregistered securities during the three months ended September 30, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant did not filed any reports on Form 8-K during the third quarter of the fiscal year covered by this Form 10-QSB.

                                  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Everlert, Inc.



Dated: November 14, 2001                      By: /s/ James J. Weber
                                              James J. Weber, President

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