Form 10QSB/A
period 2001-06-30
EVERLERT INC
filed 2001-12-06
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB/A
                                  (AMENDMENT NO. 2)

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

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET AS OF JUNE 30, 2001                            3

              STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED
              JUNE 30, 2001 AND JUNE 30, 2000,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH JUNE 30, 2001                    4

              STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED
              JUNE 30, 2001 AND JUNE 30, 2000,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH JUNE 30, 2001                    5

              NOTES TO FINANCIAL STATEMENTS                                7

     ITEM 2.  PLAN OF OPERATION                                            9

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           18

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   18

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             19

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         19

     ITEM 5.  OTHER INFORMATION                                           19

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            19

SIGNATURE                                                                 19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                    EVERLERT, INC.
                            (A Development Stage Company)
                                     BALANCE SHEET
                                     JUNE 30, 2001
                                      (Unaudited)

                                         ASSETS

Current assets
 Cash                                                              $    608
  Total current assets                                                  608

Fixed assets, net                                                    51,360

Other assets
 Acquired technology, net                                           102,225

Total assets                                                        154,193

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Accounts payable                                                    15,304
 Accrued liabilities                                                 83,814
 Due to related parties                                              55,815
 Notes payable - related party                                      246,930
 Notes payable                                                      184,349
 Other payable                                                       15,000
  Total current liabilities                                         601,212

  Total liabilities                                                 601,212

Commitments and contingencies                                             -

Stockholders' deficit
 8% cumulative preferred stock; $.001 par value; 5,000,000
 shares authorized, 16,000 shares issued and outstanding                 16
Common stock; $.001 par value; 50,000,000
 shares authorized, 20,042,477 shares
 issued and outstanding                                              20,042
Additional paid-in capital                                        1,948,076
Common stock issued for prepaid consulting services                 (70,000)
Notes receivable for common stock issuance, net                           -
Accumulated deficit                                              (2,345,153)
  Total stockholders' deficit                                      (447,019)

  Total liabilities and stockholders' deficit                       154,193

               See Accompanying Notes to Financial Statements

                                EVERLERT, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                   (Unaudited)


                       For the Three Months       For the Six Months       Period from
                         Ended June 30              Ended June 30          February 3 1998
                       2001            2000       2001          2000      (date of inception)
                                     (RESTATED)              (RESTATED)    through
                                                                           June 30 2001
Revenue                $       -      $       -   $      -    $       -    $            -

Operating expenses
 Amortization and
 depreciation             36,091         34,044     69,669       68,088           308,443
 Bad debt                      -              -          -            -           917,625
 Research and
 development                   -              -          -            -           237,149
 General and
 administrative           72,369          2,905    106,702       21,409           793,989

  Total operating
  expenses               108,460         36,949    176,371       89,497         2,257,206

Net loss from
operations              (108,460)       (36,949)  (176,371)     (89,497)       (2,257,206)

Other expense
 Interest expense         10,288          8,582     20,577       17,164            87,947

Loss before
provision for income
taxes                   (118,748)       (45,531)  (196,948)    (106,661)       (2,345,153)

Provision for
income taxes                   -              -          -            -                 -

Net loss                (118,748)       (45,531)  (196,948)    (106,661)       (2,345,153)

Basic and diluted
loss per common
share                      (0.01)         (0.00)     (0.01)       (0.01)            (0.21)

Basic and diluted
weighted average
common shares
outstanding           20,042,477     19,279,557  20,095,129  19,068,776        11,372,426



                  See Accompanying Notes to Financial Statements

                                     EVERLERT, INC.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                         For the Six Months     Period from
                                           Ended June 30        February 3 1998
                                                                (Date of
                                                                inception)
                                                                through
                                           2001          2000   June 30
                                                     (RESTATED)   2001

Cash flows from operating
activities:
Net loss                                 (196,948)     (106,661)  (2,345,153)
Adjustments to reconcile net loss
to net cash provided (used) by operating
activities:
Amortization and depreciation              69,669        68,088      308,443
Bad debt                                        -             -      917,625
Interest and financing costs
satisfied in exchange of common stock           -             -       23,375
Stock based compensation                   56,000             -      269,900
Changes in operating assets and
liabilities:
Decrease in deposits                       53,500             -            -
Increase (decrease) in accounts
payable                                   (13,740)       (4,679)      15,304
Increase in accrued liabilities            20,576        17,163       83,814
Increase in due to related parties         38,415         2,350       55,815
Increase in other liabilities              15,000             -       15,000
Net cash provided (used) by operating
activities                                 42,472       (23,739)    (655,877)

Cash flows from investing activities:
Purchase of fixed assets                  (53,500)            -      (53,500)
Net cash used by investing activities     (53,500)            -      (53,500)

Cash flows from financing activities:
Proceeds from issuance of notes
payable - related party                         -             -      246,930
Proceeds from issuance of note payable      2,500             -      220,349
Proceeds from issuance of preferred stock       -        10,000       43,001
Proceeds from issuance of common stock      5,000             -      121,932
Proceeds from issuance of stock
subscriptions payable                           -             -       77,773
Net cash provided by financing
activities                                  7,500        10,000      709,985

Net increase (decrease) in cash            (3,528)      (13,739)         608

Cash, beginning of period                   4,136        13,837            -

Cash, end of period                           608            98          608

Supplemental disclosure of cash flow:
Cash paid for interest                          -             -            -

Cash paid for income taxes                      -             -            -

Schedule of non-cash investing and
financing activities:
12,000,000 common shares issued in
exchange for acquired technology                -             -      408,528

300,000 common shares issued in
exchange for stock subscription
receivable                                      -             -      450,000

300,000 common shares issued in
exchange for stock subscription
receivable                                      -       525,000      525,000

Debt satisfied in exchange of
common stock                                    -             -       34,000

40,000 common shares issued for
payment of debt                                 -             -        2,000

200,000 common shares issued in
exchange for prepaid consulting services        -             -      100,000

Subscriptions payable satisfied through
issuance of 15,000 common shares                -         3,241        3,241

Subscriptions payable satisfied through
issuance of 344,992 common shares               -        74,532       74,532

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

     The Registrant incurred significant operating expenses for the 41 months from February 3, 1998 through June 30, 2001 totaling $2,257,206. Expenditures for the three months ended June 30, 2001 were primarily due to costs incurred for bad debt, amortization, and consulting fees of $25,500 and $40,800 for accounting and legal services required for SEC reporting that were included in general and administrative expenses. During this three month period, no research and development expenses were incurred due to the limited funds available for such activity; however, provided funds are available, such expenditures may be required as needs are identified to meet testing requirements and/or product enhancements are identified. The Registrant's consulting expenses were incurred from its public listing process on the Over-the-Counter Bulletin Board. Comparison of the three months ended June 30, 2001 to the three months ended
June 30, 2000 shows an increase of $69,464 for general and administrative expenses due to increases in consulting fees, and accounting and legal services.

     Due to the significant operating expenses, as well as interest expense in the amount of $87,947, the Registrant experienced a net loss of $2,345,153 for this 41 month period. The Registrant anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations in the fiscal year 2001. As of June 30, 2001, the Registrant had no working capital and an accumulated deficit of $2,345,153.

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

     The Registrant incurred a net loss of $450,268 for the fiscal year ended December 31, 1999, $1,268,621 for the fiscal year ended December 31, 2000, and $196,948 for the six months ended June 30, 2001. The Registrant's current liabilities exceed its current assets by $458,744 as of December 31, 1999, $534,325 as of December 31, 2000,
and $575,604 as of June 30, 2001. At June 30, 2001, the Registrant had an accumulated deficit of $2,345,153; as of that date, the Registrant had no working capital. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

                                              Everlert, Inc.



Dated: December 5, 2001                       By: /s/ James J. Weber
                                              James J. Weber, President

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