Form 10QSB/A
period 2001-09-30
EVERLERT INC
filed 2001-12-06
CIK 1064478

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

     The Registrant incurred significant operating expenses for the 44 months from February 3, 1998 through September 30, 2001 totaling $2,317,100. Expenditures for the three months ended September 30, 2001 were primarily due to costs incurred for bad debt, amortization, and consulting fees of $12,000, and $5,663 for accounting services required for SEC reporting that were included in general and administrative expenses. Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000 shows a reduction of $68,260 for research and development, and a reduction of $32,983 for general and administrative expenses. The reduction in research and development is attributable to the completion of product engineering required to meet the understood Underwriters Laboratory requirements; however, provided funds are available, such expenditures may be required as needs are identified to meet laboratory testing requirements and/or as product enhancements are identified. The reduction in general and administrative expenses is due to a decrease in consulting fees and no legal expenses during the current quarter.

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