Form 10KSB/A
period 1999-12-31
EVERLERT INC
filed 2002-01-10
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 3)

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

Significant Consultant.

James T. Marsh.

     Mr. Marsh, age 60, received his Bachelor of Science Degree in Industrial Engineering from Miami University of Ohio. For the past 30 years, Mr. Marsh has been an independent consultant for various electronics and aerospace companies. From February 1996 to the present, he has acted as a technical consultant for Wyvern Technologies, Inc. and Safe at Home Products, Inc., both affiliates of the Company. For the period of February 1998 to the present, Mr. Marsh has also acted as a technical consultant to the Company in the development of its products.

     Mr. Marsh was first indicted by a federal grand jury in August of 1996; a superseding indictment was filed on September 2, 1999. He has been charged with conspiracy to commit securities fraud, conspiracy to file false statements with the Securities and Exchange Commission, filing false statements with the SEC, and money laundering in violation of 18 U.S.C. sections 371, and 1956, and 15 U.S.C. section 78.

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

     (c) James T. Marsh has been involved with the Registrant since its inception as a consultant; since February 1996, he has also served as a consultant for Wyvern Technologies, Inc. and Safe at Home Products, Inc., two affiliates of the Registrant. He is the brother of Terry G. Marsh and the father of Todd T. Marsh. The arrangement has been informal since the work performed was without a consulting agreement. In the beginning, James Marsh's efforts were directed involved the development of the original business plan, market definition and coordination with counsel the documents required for a Rule 504 offering. Since that time, he has continued in the capacity as a consultant, coordinating SEC financial report filings with the accountants and the Registrant's securities attorney. Mr. Marsh invoices the Registrant for his services, as requested, at the rate of $50.00 per hour.

     The Registrant has paid James Marsh $86,100 since January 1998 for his services to the Registrant, as follows: 1998: $16,400; and 1999: $69,700. Additionally, he accepted a convertible promissory note, dated March 22, 1999, in the amount of $169,600 for services rendered to the Registrant up to that date. The note, attached as
Exhibit 10.1 to this Form 10-KSB, is unsecured and payable in one payment, including principal and interest at maturity, bearing an interest rate of 10%. The note is due not later than March 22, 2000. The holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share. The closing market price of the Registrant's common stock on March 22, 1999 was $2.94.

     (d) On August 28, 1998, the Registrant issued 150,000 shares of its common stock to Rich Bourg Financial Ltd. for services rendered in the amount of $15,125. This issuance also included a 150,000 stock warrant with an exercise price of $1.50 per share (A Warrants) and 150,000 stock warrant with an exercise price of $1.75 per share (B Warrants). The closing per share price of the Registrant's common stock on the closing prior trading day (August 26, 1998) was $2.50.

     (e) On March 22, 1999, the Registrant borrowed $173,670 from Wyvern Technologies, Inc., which is controlled by Mr. Weber. The note, attached as Exhibit 10.2 to this Form 10-KSB, is unsecured and payable in one payment, including principal and interest at maturity, bearing an interest rate of 10%. The note is due not later than March 22, 2000. The holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share. The closing market price of the Registrant's common stock on March 22, 1999 was $2.94.

     (f) On September 2, 1999, the Registrant issued 125,000 shares of its common stock to Jerry Hilbert, one of the directors of the Registrant and an accredited investor, for $125 in cash. The closing per share price of the Registrant's common stock on the closest prior trading day (September 1, 1999) was $2.00.

     (g) On October 29, 1999, the Registrant issued 2,000,000 shares of its common stock to Rich Bourg Financial, Ltd., an affiliate shareholder of the Registrant, for services rendered in the amount of $100,000. These services consisted of developing retail markets for the Registrant products. The closing per share price of the Registrant's common stock on the closest prior trading day (October 18, 1999) was $2.25.

     (h) The Registrant leases its office space from Wyvern Technologies, Inc. Mr. Weber is the principal and director of Wyvern Technologies, Inc.. The terms of this lease are for $1.00 per square foot per month ($2,500.00 per month) on a month to month basis. Management of the Registrant does not believe the rate is equivalent to an arms length transaction (below what would be charged the Registrant by a third party).

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

Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements                                           Page

     Report of Independent Certified Public Accountants                   32

     Balance Sheet (Restated) as of December 31, 1999                     33

     Statements of Operations (Restated) for the year
     ended December 31, 1999, for the period from
     February 3, 1998 (date of inception) through
     December 31, 1998, and for the period from
     February 3, 1998 (date of inception) through
     December 31, 1999                                                    34

     Statement of Stockholders' Deficit (Restated) for
     the year ended December 31, 1999, and for the
     period from February 3, 1998 (date of inception)
     through December 31, 1998                                            35

     Statements of Cash Flows (Restated) for the year
     Ended December 31, 1999, for the period from
     February 3, 1998 (date of inception) through
     December 31, 1998, and for the period from
     February 3, 1998 (date of inception) through
     December 31, 1999                                                    37

     Notes to Financial Statements (Restated)                             38

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       Everlert, Inc.



Dated: January 9, 2002                                 By: /s/ James J. Weber
                                                      James J. Weber, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                                Date

/s/ James J. Weber         President/Treasurer/Director        January 9, 2002
James J. Weber

/s/ Jerry G. Hilbert       Vice President/Director             January 9, 2002
Jerry G. Hilbert

                            L.L. BRADFORD & COMPANY, LLC
                    Certified Public Accountants & Consultants
               3441 South Eastern Avenue, Las Vegas, Nevada 89109
                    (702) 735-5030  Facsimile (702) 735-4854


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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

                                EVERLERT, INC.
                        (A Development Stage Company)
                                 BALANCE SHEET
                               DECEMBER 31, 1999
                                   (Restated)

                                      ASSETS

Current assets
  Cash                                                         $    13,837
    Total current assets                                            13,837

Other assets
  Acquired technology, net                                         306,396
  Deposits                                                          53,500
    Total other assets                                             359,896

    Total assets                                               $   373,733

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                             $    20,793
  Accrued liabilities                                               25,746
  Other payable                                                     77,773
  Notes payable - related party                                    348,269
    Total current liabilities                                      472,581

    Total liabilities                                              472,581

Commitments and contingencies                                            -

Stockholders' deficit
  8% cumulative preferred stock; $.001 par value;
   5,000,000 shares authorized, 11,000 shares
   issued and outstanding                                               11

  Common stock; $.001 par value; 50,000,000
   shares authorized, 18,892,485 shares
   issued and outstanding                                           18,892
  Additional paid-in capital                                     1,154,458
  Stock subscriptions receivable                                  (392,625)
  Accumulated deficit                                             (879,584)
    Total stockholders' deficit                                    (98,848)

    Total liabilities and stockholders' deficit                    373,733

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

5.  STOCKHOLDERS' EQUITY

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

6.  STOCK BASED COMPENSATION

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

During the year ended December 31, 1999, and the period from February 3, 1998 (date of inception) through December 31, 1999, the Company received services from James T. Marsh, the brother and father of two stockholders of the Company, of approximately $239,300 and $255,700, respectively.

Notes payable - related party - As of December 31, 1999, the Company borrowed $173,669 from a related party. The note is unsecured, payable in one payment including principal and interest at maturity, bearing an interest rate of 10%, and maturing September 2000. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Company's common stock at a price of $1.00 per share.

As of December 31, 1999, the Company borrowed $169,600 from James T. Marsh. The note is unsecured, bearing an interest rate of 10% and due on demand. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Company's common stock at a price of $1.00 per share.

As of December 31, 1999, the Company borrowed $5,000 from a related party. The balance is non-interest bearing and due on demand.

8.  COMMITMENTS AND CONTINGENCIES

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

10.  GOING CONCERN

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

11.  SUBSEQUENT EVENTS

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