Form 10KSB/A
period 2000-12-31
EVERLERT INC
filed 2002-01-10
CIK 1064478

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

     (a) On April 1, 1999, the Registrant renegotiated and signed an amended Share Exchange Agreement whereby it paid 12,000,000 shares, valued at $408,528 (approximately $0.03 per share) which is Safe at Home Products, Inc.'s ("SAHP") historical cost basis of the Registrant's technology determined under accounting principles generally accepted in the United States, of restricted common stock of the Registrant to SAHP to acquire 12,000,000 of the outstanding shares, valued at $0.03 per share, of NuCo, Inc., a Nevada corporation that SAHP transferred the technology to after the Registrant failed to meet the payment terms of the original Technology Purchase Agreement dated March 17, 1998.

     (b) James T. Marsh has been involved with the Registrant since its inception as a consultant; since February 1996, he has also served as a consultant for Wyvern Technologies, Inc. and Safe at Home Products, Inc., two affiliates of the Registrant. He is the brother of Terry G. Marsh and the father of Todd T. Marsh. The arrangement has been informal since the work performed was without a consulting agreement. In the beginning, James Marsh's efforts were directed involved the development of the original business plan, market definition and coordination with counsel the documents required for a Rule 504 offering. Since that time, he has continued in the capacity as a consultant, coordinating SEC financial report filings with the accountants and the Registrant's securities attorney. Mr. Marsh invoices the Registrant for his services, as requested, at the rate of $50.00 per hour.

     The Registrant has paid James Marsh $112,400 since January 1998 for his services to the Registrant, as follows: 1998: $16,400; 1999:
$69,700; and 2000: $26,300. Additionally, he accepted a convertible promissory note, dated March 22, 1999, in the amount of $169,600 for services rendered to the Registrant up to that date. The note, attached as Exhibit 10.1 to this Form 10-KSB, is unsecured and payable in one payment, including principal and interest at maturity, bearing an interest rate of 10%. The note was originally due not later than March 22, 2000; it has been extended to December 31, 2002 by oral agreement of the parties. The holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share. The closing market price of the Registrant's common stock on March 22, 1999 was $2.94.

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

     (d) On March 22, 1999, the Registrant borrowed $173,670 from Wyvern Technologies, Inc., which is controlled by Mr. Weber. The note, attached as Exhibit 10.2 to this Form 10-KSB, is unsecured and payable in one payment, including principal and interest at maturity, bearing an interest rate of 10%. The note was originally due not later than March 22, 2000; it has been extended to December 31, 2002 by oral agreement of the parties. The holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share. The closing market price of the Registrant's common stock on March 22, 1999 was $2.94.

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

     (g) On July 14, 2000, the Registrant borrowed $68,260 from Mr. Hilbert. The note, attached as Exhibit 10.8 to this Form 10-KSB, is unsecured and payable in one payment, including principal and interest at maturity, bearing an interest rate of 10%. The note was originally due note later than July 14, 2001; it has been extended to December 31, 2002 by oral agreement of the parties. The holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share. The closing market price of the Registrant's common stock on the last trade date (April 26, 2000) prior to this date was $2.25.

     (h) On August 3, 2000, the Registrant issued 200,000 shares of its common stock to Jerry Hilbert for services to be rendered to the Registrant, which have been valued at $100,000. These services to the Registrant consisted of work in the areas of marketing and business development. The closing per share price of the Registrant's common stock on the closet prior trading day (April 26, 2000) was $2.25.

     (i) The Registrant leases its office space from Wyvern Technologies, Inc. Mr. Weber is the principal and director of Wyvern Technologies, Inc.. The terms of this lease are for $1.00 per square foot per month ($2,500.00 per month) on a month to month basis. Management of the Registrant does not believe the rate is equivalent to an arms length transaction (below what would be charged the Registrant by a third party).

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

Reports on Form 8-K.

     The following reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report:

     (a) A Form 8-K filed on November 14, 2000 to report the change in certifying accountants for the Registrant from James E. Slayton to L.L. Bradford & Company, LLC.

     (b) An amended Form 8-K to clarify the prior Form 8-K filing was filed on December 8, 2000.

Index to Financial Statements                                           Page

     Report of Independent Certified Public Accountants                   33

     Balance Sheet (Restated) as of December 31, 2000                     34

     Statements of Operations (Restated) for the year
     ended December 31, 2000, for the year ended
     December 31, 1999, and for the period from
     February 3, 1998 (date of inception) through
     December 31, 2000                                                    35

     Statement of Stockholders' Deficit (Restated) for
     the year ended December 31, 2000, for the year ended
     December 31, 1999, and for the  period from
     February 3, 1998 (date of inception)
     through December 31, 1998                                            36

     Statements of Cash Flows (Restated) for the year
     Ended December 31, 2000, for the year ended
     December 31, 1999, and for the period from
     February 3, 1998 (date of inception) through
     December 31, 2000                                                    40

     Notes to Financial Statements                                        42

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

/s/  L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
March 26, 2001
Las Vegas, Nevada

                                  EVERLERT, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS

Current assets
 Cash                                                         $   4,136
  Total current assets                                            4,136

Other assets
 Acquired technology, net                                       169,754
 Deposits                                                        53,500
  Total other assets                                            223,254

  Total assets                                                  227,390

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Accounts payable                                            $   29,044
 Accrued liabilities                                             63,238
 Due to related parties                                          17,400
 Notes payable - related parties                                428,779
  Total current liabilities                                     538,461

  Total liabilities                                             538,461

Commitments and contingencies                                         -

Stockholders' deficit
 8% cumulative preferred stock; $.001 par
 value; 5,000,000 shares authorized, 14,333
 shares issued and outstanding                                       14
Common stock; $.001 par value; 50,000,000
 shares authorized, 19,922,477 shares
 issued and outstanding, including
 600,000 shares subscribed                                       19,922
Additional paid-in capital                                    1,907,198
Common stock issued for prepaid consulting
 services                                                       (90,000)
Notes receivable for common stock issuance, net                       -
Accumulated deficit                                          (2,148,205)
  Total stockholders' deficit                                  (311,071)

  Total liabilities and stockholders' deficit                   227,390

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

6.  STOCK BASED COMPENSATION

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

During the years ended December 31, 2000 and 1999, and the period from February 3, 1998 (date of inception) through December 31, 2000, the Company received services from James T. Marsh, the brother and father of two stockholders of the Company, of approximately $26,300, $239,300 and $282,000, respectively.

Notes payable - related parties consist of the following at December
31, 2000:

     Promissory note payable to Wyvern Technologies, Inc.
     (an entity controlled by the president of the Company),
     unsecured, bearing an interest rate of 10% and due on
     demand.  Holder has option to convert unpaid balances,
     including accrued interest, into shares of the Company's
     common stock at a price of $1.00 per share                       $173,670

     Promissory note payable to a director of the Company,
     unsecured, bearing an interest rate of 10% and due on
     demand.  Holder has option to convert unpaid balances,
     including accrued interest, into shares of the Company's
     common stock at a price of $1.00 per share                         68,260

     Promissory note payable to James T. Marsh, unsecured,
     bearing an interest rate of 10% and due on demand.
     Holder has option to convert unpaid balances,
     including accrued interest into shares of the Company's
     common stock at a price of $1.00 per share                        181,849

     Promissory note payable to a stockholder of the Company,
     unsecured, non-interest bearing and due on demand                   5,000

                                                                      $428,779

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

10.  GOING CONCERN

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