Form 10QSB/A
period 2001-03-31
EVERLERT INC
filed 2002-01-10
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                       FORM 10-QSB/A
                                     (Amendment No. 3)

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                  EVERLERT, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  MARCH 31, 2001
                                    (Unaudited)

                                        ASSETS

Current assets
 Cash                                                             $   8,177
 Total current assets                                                 8,177

Other assets
 Acquired technology, net                                           136,176
 Deposits                                                            53,500
                                                                    189,676

Total assets                                                        197,853

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Accounts payable                                                    15,504
 Accrued liabilities                                                 73,526
 Due to related parties                                              54,315
 Notes payable - related party                                      428,779
  Total current liabilities                                         572,124

  Total liabilities                                                 572,124

Commitments and contingencies                                             -

Stockholders' deficit
 8% cumulative preferred stock; $.001 par value;
  5,000,000 shares authorized, 16,000 shares
  issued and outstanding                                                 16
 Common stock; $.001 par value; 50,000,000
  shares authorized, 19,922,477 shares
  issued and outstanding                                             19,922
 Additional paid-in capital                                       1,912,196
 Common stock issued for prepaid consulting services                (80,000)
 Stock subscriptions receivable, net                                      -
 Accumulated deficit                                             (2,226,405)
  Total stockholders' deficit                                      (374,271)

  Total liabilities and stockholders' deficit                       197,853

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