Form 10QSB/A
period 2001-06-30
EVERLERT INC
filed 2002-01-10
CIK 1064478

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                    EVERLERT, INC.
                            (A Development Stage Company)
                                     BALANCE SHEET
                                     JUNE 30, 2001
                                      (Unaudited)

                                         ASSETS

Current assets
 Cash                                                              $    608
  Total current assets                                                  608

Fixed assets, net                                                    51,360

Other assets
 Acquired technology, net                                           102,225

Total assets                                                        154,193

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Accounts payable                                                    15,304
 Accrued liabilities                                                 83,814
 Due to related parties                                              55,815
 Notes payable - related party                                      431,279
 Other payable                                                       15,000
  Total current liabilities                                         601,212

  Total liabilities                                                 601,212

Commitments and contingencies                                             -

Stockholders' deficit
 8% cumulative preferred stock; $.001 par value; 5,000,000
 shares authorized, 16,000 shares issued and outstanding                 16
Common stock; $.001 par value; 50,000,000
 shares authorized, 20,042,477 shares
 issued and outstanding                                              20,042
Additional paid-in capital                                        1,948,076
Common stock issued for prepaid consulting services                 (70,000)
Notes receivable for common stock issuance, net                           -
Accumulated deficit                                              (2,345,153)
  Total stockholders' deficit                                      (447,019)

  Total liabilities and stockholders' deficit                       154,193

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

2.  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following at June 30, 2001:

     Promissory note payable to Wyvern Technologies, Inc.
     (an entity controlled by the president of the Company),
     unsecured, bearing an interest rate of 10% and due on
     demand.  Holder has option to convert unpaid balances,
     including accrued interest, into shares of the Company's
     common stock at a price of $1.00 per share                       $173,670

     Promissory note payable to a director of the Company,
     unsecured, bearing an interest rate of 10% and due on
     demand.  Holder has option to convert unpaid balances,
     including accrued interest, into shares of the Company's
     common stock at a price of $1.00 per share                         68,260

     Promissory note payable to James T. Marsh, unsecured,
     bearing an interest rate of 10% and due on demand.
     Holder has option to convert unpaid balances,
     including accrued interest, into shares of the Company's
     common stock at a price of $1.00 per share                        184,349

     Promissory note payable to a stockholder of the Company,
     unsecured, non-interest bearing and due on demand                   5,000

                                                                      $431,279

3.  RELATED PARTY TRANSACTION

During the six months ended June 30, 2001 and the period from February 3, 1998 (date of inception) through June 30, 2001, the Company received services from James T. Marsh, the brother and father of two stockholders of the Company, of approximately $21,000 and $303,000, respectively.

4.  GOING CONCERN

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