Form 10QSB/A
period 2001-09-30
EVERLERT INC
filed 2002-01-10
CIK 1064478

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                EVERLERT, INC.
                       (A Development Stage Company)
                                 BALANCE SHEET
                              SEPTEMBER 30, 2001
                                  (Unaudited)

                                     ASSETS

Current assets
 Cash                                                            $     180
  Total current assets                                                 180

Fixed assets, net                                                   46,630

Other assets
 Acquired technology, net                                           67,901

Total assets                                                       114,711

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
 Accounts payable                                                   15,966
 Accrued liabilities                                                94,102
 Due to related parties                                             65,565
 Notes payable - related party                                     431,279
 Other payable                                                      15,000
  Total current liabilities                                        621,912

  Total liabilities                                                621,912

Commitments and contingencies                                            -

Stockholders' deficit
 8% cumulative preferred stock; $.001 par value;
  5,000,000 shares authorized, 16,000 shares
  issued and outstanding                                               16

Common stock; $.001 par value; 50,000,000
 shares authorized, 20,042,477 shares
 issued and outstanding                                            20,042
Additional paid-in capital                                      1,948,076
Common stock issued for prepaid consulting services               (60,000)
Accumulated deficit                                            (2,415,335)
  Total stockholders' deficit                                    (507,201)

  Total liabilities and stockholders' deficit                     114,711

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

                                                                   $ 246,930

3.  RELATED PARTY TRANSACTION

During the nine months ended September 30, 2001 and the period from February 3, 1998 (date of inception) through September 30, 2001, the Company received services from James T. Marsh, the brother and father of two stockholders of the Company, of approximately $21,000 and $303,000, respectively.

4.  STOCKHOLDERS' DEFICIT

During the nine months ended September 30, 2001, the Company issued 120,000 common shares for legal services totaling $36,000.

During the nine months ended September 30, 2001, the Company issued 1,667 preferred shares for $5,000.

5.  GOING CONCERN

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