Form 10KSB
period 2001-12-31
EVERLERT INC
filed 2002-04-02
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                       FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     The Registrant had no revenues for the fiscal year ended on December 31, 2001. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of close of trading on February 26, 2002: $1,454,861. As of February 26, 2002, the
Registrant had 20,942,477 shares of common stock issued and outstanding.

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

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     Everlert, Inc., a Nevada corporation ("Registrant"), was originally incorporated on February 3, 1998, and has adopted a December 31 year-end. At December 31, 2001 and currently, the Registrant is a development stage company, since it has not commenced its planned principal operations. The amount of accumulated deficit from inception (February 3, 1998) through December 31, 2001 is $2,480,806.

     On April 1, 1999, the Registrant entered into an agreement to purchase certain smoke and heat detector technology from Safe at Home Products, Inc. ("Safe at Home"), a California corporation, in exchange for 12,000,000 shares of the Registrant's common stock; this technology was owned by NuCo, Inc. ("NuCo"), a Nevada corporation and subsidiary of Safe at Home. In return, the Registrant received all of the issued and outstanding common stock of NuCo (see Exhibit 2 to this Form 10-KSB). The acquisition of this technology has been accounted for at the historical cost in a manner similar to a pooling of interests and no goodwill was recorded (there was no independent appraisal done in connection with this transaction). In connection with this agreement, Safe at Home and NuCo entered into a Technology Transfer Agreement, dated April 1, 1999 (see Exhibit 10.3 to this Form 10-KSB). The closing per share price of the Registrant's common stock on this date was $3.19. The Registrant determined that the approximate $0.03 per share for these shares issued was adequate consideration for this acquisition, taking into account the following factors: (a) the restricted nature of this stock; (b) the lack of liquidity of the Registrant's common stock; and (c) and its then current status as trading on the Pink Sheets LLC.

     The acquired technology is amortized over 3 years, and is calculated as follows:

     Acquired technology                        $408,528
     Less:  accumulated amortization             374,950

     Acquired technology, net                   $ 33,578

     The Registrant had previously accounted for this acquisition at $6,000,000, but after a review by the Registrant's independent auditors, and in consultation with management, the Registrant decided that the technology acquired from Safe at Home should be valued at its historical cost. This has now been done, as reflected above and in the financial statements of the Registrant.

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

     Planned advertising activities include retail trade magazines, mail order catalogs and possibly television commercials and infomercials. The use of these advertising media also have the advantage of educating the consumer for the need to install multiple smoke detectors, thus increasing home safety. The Registrant has, over the past four years, allowed potential customers of its products to evaluate such products.

     As a summary of the above discussion, the following is an outline of the various steps that the Registrant will need to take in order to fulfill its business plan:

     Obtain funding (including for the final tooling, assembly, and submission for testing to the Underwriters Laboratories and a similar procedure in the European Union) in the approximate amount of $1,000,000 over the next twelve months (see discussion under "Need for Additional Financing May Affect Operations"); the amounts noted on page 6 are only concerned with specific projects outlined on that page, whereas this amount concerns implementation of the Registrant's business plan, which includes all the steps set forth on this page.

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

     As of December 31, 2001, no sales revenues have been generated by the Registrant. The Registrant does not anticipate that its revenues will be dependent, however, on any one or even a few major customers once its revenues begin.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases its office space from Wyvern Technologies.
The terms of this lease are for $1.00 per square foot per month ($2,500 per month) on a month-to-month basis. This facility consists of 2,500 square feet, and management believes this is currently suitable as the main administrative office and should remain so for the next twelve months. The Company does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by the Company.

ITEM 3.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the company has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     From August 25, 1998 to November 17, 1999, and February 12, 2002 to the present the Registrant's common stock has been traded on the Over the Counter Bulletin Board (from November 18, 1999 to February
11, 2002 it was traded on the Pink Sheets LLC) under the symbol
"EVRL". The range of closing bid prices shown below is reported while trading on the Bulletin Board and the Pink Sheets. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ending on December 31, 2001

                                                      High      Low

Quarter Ended March 31, 2001                          4.62      2.50
Quarter Ended June 30, 2001                           3.00      1.05
Quarter Ended September 30, 2001                      1.65      0.10
Quarter Ended December 31, 2001                       0.10      0.10

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2000

                                                      High      Low

Quarter Ended March 31, 2000 (1)                      2.62      0.01
Quarter Ended June 30, 2000 (2)                       2.25      2.25
Quarter Ended September 30, 2000 (3)                  2.00      2.00
Quarter Ended December 31, 2000 (4)                   3.00      2.00

(1)  The shares traded on 11 days during this quarter.

(2)  The shares traded on two days during this quarter

(3)  The shares traded on one day during this quarter

(4)  The shares traded on fifteen days during this quarter

Holders of Common Equity.

     As of February 26, 2002, there were 139 shareholders of record of the Registrant's common stock.

Dividend Information.

     The Registrant has not declared or paid a cash dividend to stockholders since it was incorporated. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Securities Sold Without Registration.

(a)  Specific Sales.

     The following securities of the Registrant were sold without registration during the fiscal year ended December 31, 2001:

     (a) On January 12, 2001, the Registrant sold 1,667 shares of its preferred stock to one investor, for a total consideration of $5,000 ($3.00 per share).

     (b) On February 26, 2001, the Registrant sold 250,000 shares of common stock to one investor, for a total consideration of $25,000 ($0.10 per share). These shares were actually transferred by a related party to the purchaser; this transaction has been recorded as a due to related party and is evidenced by a promissory note which includes other amounts owed to that related party (attached as Exhibit 10.9 to this Form 10-KSB). The closing per share price of the Company's common stock on that date was $4.50.

     (c) On April 6, 2001, the Company issued a total 120,000 shares of its common stock for further legal services to be provided to the Company, which have been valued at $36,000. The closing per share price of the Company's common stock on the closest prior trading day (March 10, 2001) was $2.25.

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

ITEM 6.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

     The operational period for the 47 months from February 3, 1998 through December 31, 2001 achieved two main goals for the Registrant:
(a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant has devoted substantially all of its present efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Act of 1934 and its commencement of trading on the Over-the-Counter Bulletin Board (the Registrant was delisted from this exchange as of November 18, 1999, but relisted on February 12, 2002 after the Securities and Exchange Commission had no further comments on its Form 10-SB filing).

     Realization of sales of the Registrant's products for the 12 months ending on December 31, 2002 is vital to its plan of operations. The Registrant believes that its initial revenues will be primarily dependent upon its ability to cost-effectively and efficiently develop and market smoke and heat detectors. The Registrant designates as its priorities for the first next twelve months of operations as developing and  marketing its  products to establish  its operations by: (a) implementing and successfully executing its business and marketing strategy, including developing and marketing its products to establish its business in the home safety industry (this is presently on hold pending the receipt of further financing for the Registrant; costs are estimated to be approximately $500,000); (b) developing relationships with strategic partners (this must await further funding for the Registrant); (c) responding to competitive developments (the Registrant has already accomplished this by designing its detector products to offer features not found in competing models); and (d) attracting, retaining and motivating qualified personnel (this must await further funding for the Registrant).

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

     The Registrant incurred significant operating expenses for the 47 months from February 3, 1998 through December 31, 2001 totaling $2,372,282. Expenditures for the twelve months ended December 31, 2001 were primarily due to costs incurred for amortization, consulting fees, and accounting services. Comparison of the twelve months ended December 31, 2001 to the twelve months ended December 31, 2000 shows a reduction of $68,766 for research and development, and an increase of $39,642 for general and administrative expenses. The reduction in research and development is attributable to the completion of product engineering required to meet the understood Underwriters Laboratory requirements; however, provided funds are available, such expenditures may be required as needs are identified to meet laboratory testing requirements and/or as product enhancements are identified. The increase in general and administrative expenses is due to an increase in consulting fees during the year.

     Due to the significant operating expenses, as well as interest expense in the amount of $108,524, the Registrant experienced a net loss of $2,480,806 for this 47 month period. The Registrant anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations. As of December 31, 2001, the Registrant had no working capital and an accumulated deficit of $2,480,806.

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

     The Registrant incurred a net loss of $450,268 for the fiscal year ended December 31, 1999, $1,268,621 for the fiscal year ended December 31, 2000, and $332,601 for the fiscal year ended December 31, 2001. The Registrant's current liabilities exceed its current assets by $458,744 as of December 31, 1999, $534,325 as of December 31, 2000,
and $642,216 as of December 31, 2001. At December 31, 2001, the Registrant had an accumulated deficit of $2,480,806; as of that date, the Registrant had no working capital. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     Since inception, the Registrant has financed operations primarily through private placements of common stock, and certain borrowings. In addition, two promissory notes between the Registrant and its directors totaling $241,930, and a promissory note between the Registrant and James T. Marsh totaling $169,599 (both figures as of December 31, 2001). These promissory notes are unsecured, due on demand and payable in one payment including principal and interest at maturity, bearing an interest rate of 10%. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share.

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $1,000,000 over the twelve months from December 31, 2001 for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

(p) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

     Since August 25, 1998, there has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated
therewith.   The regulations governing low-priced or penny stocks
sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

(s) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

     All of the approximate 13,000,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of One Touch, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2001, for the year ended December 31, 2000, and for the period from inception (February 3, 1998) through December 31, 2001 are presented in a separate section of this report following Part III, Item 13.

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

     Mr. Marsh was first indicted by a federal grand jury in August of 1996; a superseding indictment was filed on September 2, 1999. He was charged with conspiracy to commit securities fraud, conspiracy to file false statements with the Securities and Exchange Commission, filing false statements with the SEC, and money laundering in violation of 18 U.S.C. sections 371, and 1956, and 15 U.S.C. section 78. On March 19, 2001, Mr. Marsh pled guilty in the United States District Court, Northern District of California, to one count of conspiracy to commit securities fraud. Mr. Marsh was formerly a Vice President of Scorpion Technologies, Inc. In pleading guilty, he admitted that he conspired to defraud the investing public by inflating the reported revenues, earnings and assets of Scorpion and, based on this false information, that he sold and aided and abetted the sale of shares of Scorpion stock. The sentencing of Mr. Marsh, including a possible monetary penalty and restitution, has been set for April 11, 2002 in the court of Judge Illston.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2000, Forms 5 with respect to fiscal 2001, and certain written representations from executive officers and directors, the Registrant is aware that Safe at Home inadvertently failed to file a Form 4 to reflect the transfer of certain shares in October 2001. In addition, the Registrant is aware that the directors and executive officers, and 10% shareholders inadvertently failed to file Form 5's within 45 days after the end of the fiscal year ended December 31, 2001. The Form
5's, the one of Safe at Home which will report the Form 4 transaction, are in the process of being prepared for filing with the SEC. The Registrant is unaware of any other filings that have not been timely made.

ITEM 10.  EXECUTIVE COMPENSATION.

(a)  Summary Compensation Table
                           EXECUTIVE COMPENSATION

                                          Summary Compensation Table
                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                 Other           Restricted   Securities
principal                                annual             stock     underlying      LTIP    All other
position       Year(1)  Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)    ($)(2)    ($)             ($)           (#)           ($)       ($)

James J. Weber  2001       0      0         0               0             0             0         0
President/      2000       0      0         0               0             0             0         0
Director

Jerry G.        2001       0      0         0               0             0             0         0
Hilbert         2000       0      0     100,000             0             0             0         0
VP/Director

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

     (c) No remuneration is proposed to be paid in the future directly or indirectly by the Company to any officer or director, although there is a Non-Employee Directors and Consultants Retainer Stock Plan which has been registered with the SEC under a Form S-8.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of common stock of the Registrant ("Shares") as of February 26, 2002 (issued and outstanding common stock of 20,942,477) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, and as a group (each person has sole voting power and sole dispositive power as to the shares shown):

Title of         Name and Address                  Amount of       Percent of
Class            of Beneficial Owner               Beneficial         Class
                                                   Ownership(1)

Common Stock     Safe at Home Products, Inc.       11,025,000 (2)     52.64%
                 1201 East Warner Avenue
                 Santa Ana, California 92705

Common Stock     James J. Weber                     7,287,269 (3)     34.80%
                 1201 East Warner Avenue
                 Santa Ana, California 92705

Common Stock     Todd T. Marsh                      7,113,600 (4)     33.97%
                 1201 East Warner Avenue
                 Santa Ana, California 92705

Common Stock     Terry G. Marsh                     2,010,000 (5)      9.60%
                 6281 Tweedholm Court
                 San Jose, California 95120

Common Stock     Jerry G. Hilbert                   1,029,620 (6)      4.92%
                 1201 East Warner Avenue
                 Santa Ana, California 92705

Common Stock     Shares of all directors and       13,166,929 (7)    62.87%
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

(3) Of the total amount, 5,157,495 is represented by Mr. Weber's 46.78% interest in Safe at Home Products, Inc. Of the total amount, 173,669 is represented by shares from a convertible promissory note between the Registrant and Wyvern Technologies, Inc., which is controlled by Mr. Weber (see "Certain Relationships and Related Transactions").

(4) These shares are held in the name of Sigam Investments, Inc., which is controlled by Todd T. Marsh (who is the nephew of Terry
Marsh).  Of the total amount, 5,157,495 is represented by Sigam's
46.78% interest in Safe at Home Products, Inc.

(5) These shares are held in the name of Rich Bourg Financial, Ltd., which is controlled by Terry G. Marsh (who is the uncle of Todd Marsh).

(6) Of the total amount, 515,749 is represented by Mr. Hilbert's 4.678% interest in Safe at Home Products, Inc. Of the total amount, 68,260 are represented by shares from a convertible promissory note between the Registrant and Mr. Hilbert (see "Certain Relationships and Related Transactions").

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

     (a) James T. Marsh has been involved with the Company since its inception as a consultant; since February 1996, he has also served as a consultant for Wyvern Technologies, Inc. and Safe at Home Products, Inc., two affiliates of the Company. He is the brother of Terry G. Marsh and the father of Todd T. Marsh. The arrangement has been informal since the work performed was without a consulting agreement. In the beginning, James Marsh's efforts were directed involved the development of the original business plan, market definition and coordination with counsel the documents required for a Rule 504 offering. Since that time, he has continued in the capacity as a consultant, coordinating SEC financial report filings with the accountants and the Company's securities attorney. Mr. Marsh invoices the Registrant for his services, as requested, at the rate of $50.00 per hour.

     The Company has paid James Marsh $135,400 since January 1998 for his services to the Company, as follows: 1998: $16,400; 1999: $69,700;
2000: $26,300; and 2001: $23,000.    Additionally, he accepted a
convertible promissory note, dated March 22, 1999, in the amount of $169,600 for services rendered to the Registrant up to that date. The note, attached as Exhibit 10.1 to this Form 10-KSB, is unsecured and payable in one payment, including principal and interest at maturity, bearing an interest rate of 10%. The note was originally due not later than March 22, 2000; it has been extended to December 31, 2002 by oral agreement of the parties. The holder has the option to convert any unpaid balances, including accrued interest, into shares of the Company's common stock at a price of $1.00 per share. The closing market price of the Company's common stock on March 22, 1999 was $2.94.

     (b) On July 14, 2000, the Registrant borrowed $68,260 from Mr. Hilbert. The note, attached as Exhibit 10.8 to this Form 10-KSB, is unsecured and payable in one payment, including principal and interest at maturity, bearing an interest rate of 10%. The note was originally due note later than July 14, 2001; it has been extended to December 31, 2002 by oral agreement of the parties. The holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share. The closing market price of the Registrant's common stock on the last trade date (April 26, 2000) prior to this date was $2.25.

     (c) On August 3, 2000, the Registrant issued 200,000 shares of its common stock to Jerry Hilbert for services to be rendered to the Registrant, which have been valued at $100,000. These services to the Registrant consisted of work in the areas of marketing and business development. The closing per share price of the Registrant's common stock on the closet prior trading day (April 26, 2000) was $2.25.

     (d) On October 23, 2001, Safe at Home Products, Inc. transferred 975,000 shares of the Company's common stock on behalf of the Company to satisfy liabilities. The 975,000 shares, valued at $65,000 (which is evidenced by a promissory note, attached as Exhibit 10.9 to this Form 10-KSB) have been reflected as part of due to stockholders totaling $112,115 in the financial statements. The closing per share price of the Registrant's common stock on that day was $0.10.

     (e) The Registrant leases its office space from Wyvern Technologies, Inc. Mr. Weber is the principal and director of Wyvern Technologies, Inc.
The terms of this lease are for $1.00 per square foot per month ($2,500.00 per month) on a month to month basis. Management of the Registrant does not believe the rate is equivalent to an arms length transaction (below what would be charged the Registrant by a third party).

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

     On July 17, 2001, the Company entered into consulting agreements Mssrs. Weber, Hilbert, and Marsh. However, the Company decided to terminate these agreements, effective on September 1, 2001, prior to any services being rendered and any compensation being paid.

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

Reports on Form 8-K.

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements                                        Page

Report of Independent Certified Public Accountants                     32

Balance Sheet as of December 31, 2001                                  33

Statements of Operations for the years
ended December 31, 2001 and December 31, 2000,
and for the period from February 3, 1998
(date of inception) through December 31, 2001                          34

Statement of Stockholders' Deficit for the years
ended December 31, 2001, December 31, 2000, and
December 31, 1999, and for the period from
February 3, 1998 (date of inception)
through December 31, 1998                                              35

Statements of Cash Flows for the years
ended December 31, 2001 and December 31, 2000,
and for the period from February 3, 1998
(date of inception) through December 31, 2001                          39

Notes to Financial Statements                                          41

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Everlert, Inc.



Dated: March 29, 2002                      By: /s/ James J. Weber
                                           James J. Weber, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Signature                    Title                           Date

/s/ James J. Weber         President/Treasurer               March 29, 2002
James J. Weber             (principal financial and
                           accounting officer)/Director

/s/ Jerry G. Hilbert       Vice President/Director           March 29, 2002
Jerry G. Hilbert

                           L.L. BRADFORD & COMPANY, LLC
                   Certified Public Accountants & Consultants

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Everlert, Inc.
(A Development Stage Company)
Santa Ana, California

We have audited the accompanying balance sheet of Everlert, Inc. (A Development Stage Company) as of December 31, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2001 and 2000 and the period from February 3, 1998 (Date of Inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Everlert, Inc. (A Development Stage Company) as of December 31, 2001, and the results of its activities and cash flows for the years ended December 31, 2001 and 2000 and the period from February 3, 1998 (Date of Inception) through December 31, 2001 in conformity with accounting principles generally accepted in the United States.

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


/s/  L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC
March 25, 2002
Las Vegas, Nevada

          3441 South Eastern Avenue, Suite 200, Las Vegas, Nevada 89109
                        (702) 735-5030 Facsimile (702) 735-4854

                                   EVERLERT, INC.
                           (A Development Stage Company)
                                    BALANCE SHEET
                                  DECEMBER 31, 2001

                                        ASSETS

Current assets
Cash                                                          $        35
Total current assets                                                   35

Fixed assets, net                                                  45,966

Other assets
Acquired technology, net                                           33,578

Total assets                                                       79,579

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                                   14,217
Accrued liabilities                                               104,390
Due to related parties                                            112,115
Notes payable - related party                                     411,529

Total current liabilities                                         642,251

Total liabilities                                                 642,251

Commitments and contingencies                                           -

Stockholders' deficit
8% cumulative preferred stock; $.001 par
value; 5,000,000 shares authorized, 16,000
shares issued and outstanding                                          16

Common stock; $.001 par value; 50,000,000
shares authorized, 20,042,477 shares
issued and outstanding                                             20,042

Additional paid-in capital                                      1,948,076

Common stock issued for prepaid consulting services               (50,000)

Notes receivable for common stock issuance, net                         -

Accumulated deficit                                            (2,480,806)

Total stockholders' deficit                                      (562,672)

Total liabilities and stockholders' deficit                        79,579

                See Accompanying Notes to Financial Statements

                                  EVERLERT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                 Period from
                                                               February 3 1998
                                                                  (Date of
                                                                  inception)
                                  Year Ended     Year Ended        through
                                  December 31    December 31     December 31
                                     2001           2000            2001

Revenue                           $         -    $         -     $         -

Operating expenses
 Amortization and depreciation        143,710        136,642         382,484
 Bad debt                                   -        917,625         917,625
 Research and development                   -         68,766         237,149
 General and administrative           147,738        108,096         835,024

  Total operating expenses            291,448      1,231,129       2,372,282

Loss from operations                 (291,448)    (1,231,129)     (2,372,282)

Other expense
 Interest expense                      41,153         37,492         108,524

Loss before provision
for income taxes                     (332,601)    (1,268,621)     (2,480,806)

Provision for income taxes                  -              -               -

Net loss                             (332,601)    (1,268,621)     (2,480,806)

Basic and diluted loss
per common share                        (0.02)         (0.07)          (0.19)

Basic and diluted weighted average
common shares outstanding          20,011,244     19,408,597      12,978,699

                 See Accompanying Notes to Financial Statements

                                   EVERLERT, INC.
                           (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' DEFICIT

                                                              Common
                                                              Stock       Notes
                                                              Issued for  Receivable
                                                   Additional Prepaid     for common
            Outstanding shares  Preferred  Common  Paid-In    Consulting  stock       Accumulated   Total
            Preferred  Common    Stock     Stock   Capital    Services    Issuance      Deficit    Stock-
                                                                                                   Holders
                                                                                                   Deficit

Balance at
February 3
1998 (Date
of inception)       -       -           -      -         -            -          -              -        -

Common stock
issued for
cash, $0.002
weighted
average price
per share            -  3,154,000       -  3,154     2,646            -          -             -     5,800

Common stock
issued for
expenses, $0.086
weighted
average price
per share            -    490,000       -    490   41,610             -          -             -    42,100

Common stock
issued for
payment of debt
$0.05                -     40,000       -     40    1,960             -          -             -     2,000

Net loss             -          -       -      -        -             -          -      (429,316) (429,316)

Balance December
31 1998
(RESTATED)           -  3,684,000       -   3,684   46,216            -          -      (429,316) (379,416)

Preferred stock
Issued for
cash $3.00      11,000          -      11       -   32,990            -          -             -    33,001

Common stock
issued for
expenses $0.025
weighted
average price
per share            -  2,024,000       -    2,024 123,776            -          -             -   125,800

Common stock
issued for
Acquired
Technology
$0.03                - 12,000,000       -  12,000 396,528             -          -             -   408,528

Common stock
issued for
note
receivable
$1.50                -   300,000        -     300 449,700             -   (450,000)           -          -

$57,375 debt
(including
interest
and financing
cost of
$23,375)
satisfied in
exchange of
common stock
$1.50                -         -        -       -      -              -       57,375          -     57,375

Common stock
issued for
cash $0.12
weighted
average
price per
share                -   884,485        -     884 105,248             -            -          -     106,132

Net loss             -         -        -       -       -             -            -   (450,268)  (450,268)

Balance
December 31
1999
(RESTATED)      11,000 18,892,485      11  18,892 1,154,458           -      (392,625) (879,584)   (98,848)

Common stock
issued for
payment of
other
payables             -    359,992       -     360    77,413           -             -         -     77,773

Preferred stock
issued for cash
$3.00            3,333          -       3       -     9,997           -             -         -     10,000

Common stock
issued
for note
receivable
$1.75                -    300,000       -     300   524,700           -      (525,000)        -          -
Common stock
issued for
services
$0.30                -    120,000       -     120    35,880           -             -         -     36,000

Common stock
issued for
prepaid
consulting
services
$0.50                -    200,000       -     200    99,800    (100,000)            -         -          -

Current period
recognition
of prepaid
consulting
services
related
to common
stock                -          -       -       -         -      10,000             -         -     10,000

Allowance for
bad debt
established
for
subscriptions
receivable           -          -       -       -         -           -       917,625         -    917,625

Common stock
issued for
cash, $0.10          -     50,000       -      50     4,950           -             -         -      5,000

Net loss             -          -       -       -         -           -             -(1,268,621)(1,268,621)

Balance December
31, 2000         14,333 19,922,477     14  19,922 1,907,198     (90,000)            -(2,148,205)  (311,071)

Preferred
stock issued
for cash
$3.00             1,667          -      2       -     4,998           -             -         -      5,000

Current
Period
recognition
of prepaid
consulting
services              -          -      -       -         -      40,000             -         -     40,000

Common stock
issued for
professional
fees, $0.30           -    120,000      -     120    35,880           -             -         -     36,000

Net loss              -          -      -       -         -           -             -   (332,601) (332,601)

Balance
December 31
2001             16,000 20,042,477     16   20,042 1,948,076    (50,000)            -(2,480,806)  (562,672)


                     See Accompanying Notes to Financial Statements

                                       EVERLERT, INC.
                                (A Development Stage Company)
                                  STATEMENTS OF CASH FLOWS

                                                                 Period from
                                                               February 3 1998
                                                                  (Date of
                                                                  inception)
                                  Year Ended     Year Ended        through
                                  December 31    December 31     December 31
                                     2001           2000            2001

Cash flows from operating
activities:
Net loss                          $   (332,601)  $ (1,268,621)   $ (2,480,806)
Adjustments to reconcile
net loss to net cash used by
operating activities:
 Amortization and depreciation         143,710        136,642         382,484
 Bad debt                                    -        917,625         917,625
 Interest and financing costs
  Satisfied in exchange of common
  stock                                      -            -            23,375
 Stock based compensation               76,000       46,000           289,900
Changes in operating assets and
liabilities:
 Decrease in deposits                   53,500            -                 -
 Increase (decrease) in accounts
  payable                              (14,827)       8,251            14,217
 Increase in accrued liabilities        42,152       37,492           105,390
 Increase in due to related parties     93,715       17,400           111,115
  Net cash used by operating
   activities                           61,649     (105,211)         (636,700)

Cash flows from investing activities:
 Purchase of fixed assets              (53,500)           -           (53,500)
  Net cash used by investing
   activities                          (53,500)           -           (53,500)

Cash flows from financing activities:
 Net proceeds from issuance of notes
  payable - related parties             (5,000)      68,261           241,930
 Net proceeds from issuance of note
  payable                              (12,250)      12,249           205,599
 Proceeds from issuance of preferred
  stock                                  5,000       10,000            48,001
 Proceeds from issuance of common
  stock                                      -        5,000           116,932
 Proceeds from issuance of stock
  subscriptions payable                      -            -            77,773
  Net cash provided by financing
   activities                          (12,250)      95,510           690,235

Net increase (decrease) in cash         (4,101)      (9,701)               35

Cash, beginning of period                4,136       13,837                 -

Cash, end of period                         35        4,136                35

Supplemental disclosure of cash flow:
 Cash paid for interest                 14,000            -            14,000

Schedule of non-cash investing and
financing activities:
12,000,000 common shares issued in
exchange for acquired technology             -            -           408,528

300,000 common shares issued in
exchange for notes receivable for
common stock issuance                        -            -           450,000

300,000 common shares issued in
exchange for notes receivable for
common stock issuance                        -      525,000           525,000

Debt satisfied in exchange of common
Stock                                        -            -            34,000

40,000 common shares issued for
payment of debt                              -            -             2,000

200,000 common shares issued in
exchange for prepaid consulting
services                                     -      100,000           100,000

Other payable satisfied through
issuance of 15,000 common shares             -            -             3,241

Other payable satisfied through
issuance of 344,992 common shares            -            -            74,532

Other payables satisfied through
issuance of 359,992 common shares            -        77,773           77,773

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

As of December 31, 2001, the Company has available net operating loss carryovers of approximately $2.5 million that will expire in various periods through 2016. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

New accounting pronouncement - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). They also issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" ("SFAS 143"), and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), in August and October 2001, respectively.

SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", and is effective for all business combinations initiated after June 30, 2001.

SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets". Effective October 1, 2001, the Company will adopt SFAS 142 and is evaluating the effect that such adoption may have on its results of operations and financial position. The Company expects that the provisions of SFAS 142 will not have a material impact on its results of operations and financial position upon adoption.

SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its results of operations and financial position upon adoption. The Company plans to adopt SFAS 143 effective October 1, 2002.

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations.
SFAS 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), and APB Opinion No. 30, "Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective October 1, 2001 and does not expect that the adoption will have a material impact on its results of operations and financial position.

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin ("SAB") No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2001, 2000 and for the period from February 3, 1998 (Date of Inception) through December 31, 2001, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Comprehensive income (loss) - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the years ended December 31, 2001 and 2000 and the period from February 3, 1998 (Date of Inception) through December 31, 2001.

Research and development costs - Research and development costs are charged to expense as incurred.

Stock-based compensation - The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Issue No. 96-18.

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

     Acquired technology                        $   408,528
     Less:  accumulated amortization                374,950

     Acquired technology, net                   $    33,578

3.  NOTE PAYABLE

As of December 31, 2001 the Company borrowed $169,599. The note is unsecured, bearing an interest rate of 10%, and is due on demand. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Company's common stock at a price of $1.00 per share.

4.  NOTES RECEIVABLE FOR COMMON STOCK ISSUANCE

The Company entered into several Promissory Note Agreements ("Agreements") during 1999 to exercise warrants acquiring 300,000 shares of the Company's common stock at $1.50 per share and 300,000 shares of the Company's common stock at $1.75 per share. These Agreements entitle the Company to receive funds of $975,000 for the issuance of 600,000 shares of the Company's common stock. In September 1999, the notes receivable for common stock issuance was reduced by $57,375 to satisfy the Company's debt. Accordingly, 38,250 shares of the Company's common stock were transferred from a promissory note holder to the debt holders for full satisfaction of such debts. As of December 31, 2001, the entire balance of $917,625 had been allowed for as bad debt, however the Company plans to take necessary actions to collect these funds.

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

As of December 31, 2001, management of the Company believes the collectability of the notes receivable for common stock issuance totaling $917,625 may be in doubt. Accordingly, an allowance for doubtful accounts was recorded for the full amount of the notes receivable for common stock issuance; however, the Company plans to take necessary actions to collect these funds.

5.  STOCKHOLDERS' EQUITY

Preferred stock - As of December 31, 2001, 16,000 shares of preferred stock have a conversion feature which may be converted into shares of the Company's common stock on a basis of 10 shares of common stock for 1 share of preferred stock. In addition, these shares of preferred stock are callable 2 years from the date of issuance, but before 3 years from the date of issuance at a redemption rate of 110% of the liquidation value. Accordingly, the liquidation value is stated at $3.00 per share of preferred stock.

Preferred stock dividends in arrears - As of December 31, 2001, the Company has dividends in arrears totaling $9,091.

6.  STOCK BASED COMPENSATION

For the years ended December 31, 2001 and 2000 and the period from February 3, 1998 (Inception) through December 31, 2001, the Company incurred expenses resulting from issuance of common stock totaling $76,000, $46,000 and $289,900, respectively. The value of these expenses was primarily determined for the value of services received. The following table summarizes the Company's stock based compensation activities based on the accounts shown on the statements of operations:

                                                                 Period from
                                                               February 3 1998
                                                                  inception)
                                  Year Ended     Year Ended        through
                                  December 31    December 31     December 31
                                     2001           2000            2001

Consulting                        $    40,000    $    10,000     $   180,000
Research and development                    -              -             300
Professional fees                      36,000         36,000         109,600

Total stock based compensation    $    76,000    $    46,000     $   289,900

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

On October 29, 1999, the Company issued 2,000,000 shares of its common stock for services rendered in the amount of $100,000 ($0.05 per share). These services consisted of consulting.

On August 14, 2000, the Company issued 120,000 shares of its common stock for services rendered in the amount of $36,000 ($0.30 per share). These services consisted of professional fees.

During 2000, the Company recognized $10,000 of the $100,000 ($0.50 per share) prepaid consulting services for the August 3, 2000 issuance of 200,000 shares of its common stock.

On April 6, 2001, the Company issued 120,000 shares of its common stock for services rendered in the amount of $36,000 ($0.30 per share). These services consisted of professional fees.

During 2001, the Company recognized $40,000 of the $100,000 ($0.50 per share) prepaid consulting services for the August 3, 2000 issuance of 200,000 shares of its common stock.

7.  RELATED PARTY TRANSACTIONS

The Company operates from a leased facility under a month-to-month operating lease. The Company leases the facility from Wyvern Technologies, Inc. (an entity controlled by the president of the Company) for $1,500 per month. For the year ended December 31, 2001 and 2000, rent expense related to Wyvern Technologies, Inc totaled $6,000 and $10,000, respectively.

During 1999, the Company issued 2,000,000 common shares to a stockholder of the Company for consulting services valued at $100,000.

During 2000, the Company issued 200,000 common shares to a director of the Company for prepaid consulting services valued at $100,000. As of December 31, 2001, $50,000 of the prepaid consulting services has been recognized as an expense.

During 2001, Safe at Home Products, Inc. transferred 975,000 shares of the Company's common stock on behalf of the Company to satisfy liabilities. The 975,000 shares, valued at $65,000, have been reflected as part of due to stockholders totaling $112,115.

As of December 31, 2001, the Company borrowed $112,115 from stockholders of the Company. The balance bears no interest, is unsecured and due on demand.

Notes payable - related parties consist of the following at December
31, 2001:

Promissory note payable to Wyvern Technologies, Inc.
(an entity controlled by the president of the Company),
unsecured, bearing an interest rate of 10% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                      $  173,670

Promissory note payable to a director of the Company,
unsecured, bearing an interest rate of 10% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                          68,260

Promissory note payable to James T. Marsh,
unsecured, bearing an interest rate of 10% and
due on demand.  Holder has option to convert unpaid balances, including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                         169,599

                                                                $  411,529

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

9.  GOING CONCERN

The Company incurred net losses of approximately $332,600 and $1,268,600 for the years ended December 31, 2001 and 2000 respectively, and its current liabilities exceed the Company's current assets by approximately $642,200 as of December 31, 2001, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to complete the development of its voice record and playback smoke detector, along with the heat sensor Christmas tree ornaments. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on October 3, 2001).

3.2   Certificate of Amendment of Articles of Incorporation
      (incorporated by reference to Exhibit 3.2 of the Form 10-
      SB/A filed on October 3, 2001)

3.3 Bylaws (incorporated by reference to Exhibit 3.3 of the Form 10-SB/A filed on October 3, 2001)

4.1   Form of Subscription Agreement used by the Registrant
      (incorporated by reference to Exhibit 4 of the Form 10-SB/A filed on October 3, 2001)

4.2 Non-Employee Directors and Consultants Retainer Stock Plan, dated July 10, 2001 (incorporated by reference to Exhibit
      4.1 of the Form S-8 filed on August 7, 2001).

4.3   Consulting Services Agreement between the company and Tracy
      Marsh, dated July 17, 2001 (incorporated by reference to
      Exhibit 4.2 of the Form S-8 filed on August 7, 2001).

4.4   Consulting Services Agreement between the company and James
      J. Weber, dated July 17, 2001 (incorporated by reference to
      Exhibit 4.3 of the Form S-8 filed on August 7, 2001).

4.5   Consulting Services Agreement between the company and Jerry
      G. Hilbert, dated July 17, 2001 (incorporated by reference to Exhibit 4.4 of the Form S-8 filed on August 7, 2001).

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

10.9 Promissory Note between the Registrant and Safe at Home Products, Inc., dated October 6, 2001 (see below).

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