Form 10QSB
period 2002-03-31
EVERLERT INC
filed 2002-05-16
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     As of March 31, 2002, the Registrant had 20,942,477 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X.

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET (UNAUDITED)
              AS OF MARCH 31, 2002                                         3

              STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH
              MARCH 31, 2002                                               4

              STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH
              MARCH 31, 2002                                               5

              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                    7

     ITEM 2.  PLAN OF OPERATION                                            9

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           17

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             18

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         18

     ITEM 5.  OTHER INFORMATION                                           18

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            18

SIGNATURE                                                                 18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                 EVERLERT, INC.
                          (A Development Stage Company)
                                 BALANCE SHEET
                                 MARCH 31, 2002
                                   (Unaudited)

                                      ASSETS

Current assets
Cash                                                           $     564
Total current assets                                                 564

Fixed assets, net                                                 43,328

Other assets
Acquired technology, net                                               -

Total assets                                                      43,892

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                                   9,399
Accrued liabilities                                              114,679
Due to related parties                                           124,115
Notes payable - related party                                    411,529
Total current liabilities                                        659,722

Total liabilities                                                659,722

Commitments and contingencies                                          -

Stockholders' deficit
8% cumulative preferred stock; $.001 par value;
5,000,000 shares authorized, 16,000 shares
issued and outstanding                                                16

Common stock; $.001 par value; 50,000,000
shares authorized, 20,942,477 shares
issued and outstanding                                            20,942

Additional paid-in capital                                     1,992,176
Common stock issued for prepaid consulting services              (40,000)

Notes receivable for common stock
issuance, net                                                          -

Accumulated deficit                                           (2,588,964)

Total stockholders' deficit                                     (615,830)

Total liabilities and stockholders' deficit                       43,892

                  See Accompanying Notes to Financial Statements

                                  EVERLERT, INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                                                        Period from
                                                                                         February 3
                                                                                            1998
                                                                                    (Date of inception)
                                   For the three months ended March 31                    through
                                        2002                2001                      March 31, 2002
Revenue                               $         -         $         -                $         -

Operating expenses
Amortization and depreciation              36,215              33,578                    418,699
Bad debt                                        -                   -                    917,625
Research and development                        -                   -                    237,149
General and administrative                 61,655              34,334                    896,679

Total operating expenses                   97,870              67,912                  2,470,152

Loss from operations                      (97,870)            (67,912)                (2,470,152)

Other expense
Interest expense                           10,288              10,288                    118,812

Loss before provision for
income taxes                             (108,158)            (78,200)                (2,588,964)

Provision for income taxes                      -                   -                          -

Net loss                                 (108,158)            (78,200)                (2,588,964)

Basic and diluted loss per common share     (0.01)              (0.00)                     (0.19)

Basic and diluted weighted average
common shares outstanding              20,382,477          20,016,921                 13,377,402

                     See Accompanying Notes to Financial Statements

                                    EVERLERT, INC.
                           (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Period from
                                                                                         February 3
                                                                                            1998
                                                                                    (Date of inception)
                                   For the three months ended March 31                    through
                                        2002                2001                      March 31, 2002

Cash flows from operating activities:
Net loss                               $   (108,158)      $     (78,200)             $    (2,588,964)
Adjustments to reconcile net loss to
net cash provided (used) by operating
activities:
Amortization and depreciation                36,215              33,578                      418,699
Bad debt                                          -                   -                      917,625
Interest and financing costs
Satisfied In exchange of common stock             -                   -                       23,375
Stock based compensation                     55,000              10,000                      344,900

Changes in operating assets and
liabilities:
Increase (decrease) in accounts
payable                                      (4,817)            (13,540)                       9,400
Increase in accrued liabilities              10,289              10,288                      114,679
Increase in due to related parties           12,000              11,915                      124,115
Net cash provided (used) by
operating activities                            529             (25,959)                    (636,171)

Cash flows from investing activities:
Purchase of fixed assets                          -                   -                      (53,500)
Net cash used by investing activities             -                   -                      (53,500)

Cash flows from financing activities:
Net proceeds from issuance of notes
payable - related parties                         -                   -                      241,930

Net proceeds from issuance of note
payable                                           -                   -                      205,599

Proceeds from issuance of preferred
stock                                             -              25,000                       48,001

Proceeds from issuance of common stock            -               5,000                      116,932

Proceeds from issuance of stock
subscriptions payable                             -                   -                       77,773

Net cash provided by financing
activities                                        -              30,000                      690,235

Net increase in cash                            529               4,041                          564

Cash, beginning of period                        35               4,136                            -

Cash, end of period                             564               8,177                          564

Supplemental disclosure of cash flow:
Cash paid for interest                            -                   -                       14,000

Schedule of non-cash investing and
financing activities:
12,000,000 common shares issued in
exchange for acquired technology                  -                   -                      408,528

 300,000 common shares issued in
exchange for notes receivable for common
stock issuance                                    -                   -                      450,000

 300,000 common shares issued in
exchange for notes receivable for common
stock issuance                                    -                   -                      525,000

 Debt satisfied in exchange of common
Stock                                             -                   -                       34,000

 40,000 common shares issued for
payment of debt                                   -                   -                        2,000

 200,000 common shares issued in
exchange For prepaid consulting services          -                   -                      100,000

 Other payable satisfied through
issuance of 15,000 common shares                  -                   -                        3,241

 Other payable satisfied through
issuance of 344,992 common shares                 -                   -                       74,532

 Other payables satisfied through
issuance of 359,992 common shares                 -                   -                       77,773


                   See Accompanying Notes to Financial Statements

                                  EVERLERT, INC.
                          (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                    (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB as of and for the year ended December 31, 2001 of Everlert, Inc. ("the Company").

The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

2.  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following at March 31, 2002:

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

                                                                  $ 411,529

3.  STOCKHOLDERS' DEFICIT

During the three months ended March 31, 2002, the Company issued
900,000 common shares for legal services totaling $45,000.

During the three months ended March 31, 2002, the Company recognized $10,000 of the $100,000 ($0.50 per share) prepaid consulting services for the August 3, 2000 issuance of 200,000 shares of its common stock.

4.  GOING CONCERN

The Company incurred a net loss of approximately $108,000 for the three months ended March 31, 2002, and the Company's current liabilities exceed its current assets by approximately $659,000 as of March 31, 2002, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to complete the development of its voice record and playback smoke detector, along with the heat sensor Christmas tree ornaments. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

     The operational period for the 50 months from February 3, 1998 through March 31, 2002 achieved two main goals for the Registrant: (a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant has devoted substantially all of its present efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Act of 1934 and its commencement of trading on the Over-the-Counter Bulletin Board (the Registrant was delisted from this exchange as of November 18, 1999, but relisted on February 12, 2002 after the Securities and Exchange Commission ("SEC") had no further comments on its Form 10-SB filing).

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

     The Registrant incurred significant operating expenses for the 50 months from February 3, 1998 through March 31, 2002 totaling $2,470,152. Expenditures for the three months ended March 31, 2002 were primarily due to costs incurred for amortization, consulting fees, and accounting services. Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001 shows an
increase of $27,321 for general and administrative expenses.    The
increase in general and administrative expenses is due to an increase in consulting fees during the year. Provided funds are available, additional research and development expenditures may be required as needs are identified to meet laboratory testing requirements and/or as product enhancements are identified.

     Due to the significant operating expenses, as well as interest expense in the amount of $118,812, the Registrant experienced a net loss of $2,588,964 for this 50 month period. The Registrant anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations. As of December 31, 2001, the Registrant had no working capital and an accumulated deficit of $2,588,964.

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

     The Registrant incurred a net loss of $1,268,621 for the fiscal year ended December 31, 2000, $332,601 for the fiscal year ended December 31, 2001, and $108,158 for the three months ended March 31, 2002. The Registrant's current liabilities exceed its current assets by $534,325 as of December 31, 2000, $642,216 as of December 31, 2001,
and $659,158 as of March 31, 2002. At March 31, 2002, the Registrant had an accumulated deficit of $2,588,964; as of that date, the Registrant had no working capital. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     Since inception, the Registrant has financed operations primarily through private placements of common stock, and certain borrowings. In addition, two promissory notes between the Registrant and its directors totaling $241,930, and a promissory note between the Registrant and James T. Marsh totaling $169,599 (both figures as of March 31, 2002). These promissory notes are unsecured, due on demand and payable in one payment including principal and interest at maturity, bearing an interest rate of 10%. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share.

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $1,000,000 over the twelve months from March 31, 2002 for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

Reports on Form 8-K.

     The Registrant did not filed any reports on Form 8-K during the first quarter of the fiscal year covered by this Form 10-QSB.

                                    SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Everlert, Inc.



Dated: May 15, 2002                       By: /s/ James J. Weber
                                          James J. Weber, President

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

10.9  Promissory Note between the Registrant and Safe at Home
      Products, Inc., dated October 6, 2001 (incorporated by reference to Exhibit 10.9 of the Form 10-KSB filed on April
      2, 2002).

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