Form 10QSB
period 2002-06-30
EVERLERT INC
filed 2002-08-14
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     As of June 30, 2002, the Registrant had 22,042,477 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No X.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET (UNAUDITED)
              AS OF JUNE 30, 2002                                        3

             STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE AND SIX MONTHS ENDED
             JUNE 30, 2002 AND JUNE 30, 2001,
             AND FOR THE PERIOD FROM FEBRUARY 3, 1998
             (DATE OF INCEPTION) THROUGH
             JUNE 30, 2002                                              4

             STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE SIX MONTHS ENDED
             JUNE 30, 2002 AND JUNE 30, 2001,
             AND FOR THE PERIOD FROM FEBRUARY 3, 1998
             (DATE OF INCEPTION) THROUGH
             JUNE 30, 2002                                              5

             NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                  7

     ITEM 2.  PLAN OF OPERATION                                         9

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                        17

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          18

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      18

     ITEM 5.  OTHER INFORMATION                                        18

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         18

SIGNATURE                                                              18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                            EVERLERT, INC.
                    (A Development Stage Company)
                            BALANCE SHEET
                            JUNE 30, 2002
                              (Unaudited)

                                 ASSETS
Current assets
Cash                                                         $      28

Total current assets                                                28

Fixed assets, net                                               40,660

Other assets
Acquired technology, net                                             -

Total assets                                                    40,688

             LIABILITIES AND STOCKHOLDERS'DEFICIT

Current liabilities
Accounts payable                                                 8,648
Accrued liabilities                                            124,967
Due to related parties                                          67,675
Notes payable - related party                                  411,529
Total current liabilities                                      612,819

Total liabilities                                              612,819

Commitments and contingencies                                        -

Stockholders'deficit
8% cumulative preferred stock; $.001 par value;
5,000,000 shares authorized, 16,000 shares
issued and outstanding                                              16

Common stock; $.001 par value;
50,000,000 shares authorized, 22,042,477 shares
issued and outstanding                                          22,042

Additional paid-in capital                                   2,074,826

Common stock issued for prepaid consulting Services            (30,000)

Notes receivable for common stock issuance, net                      -

Accumulated deficit                                         (2,639,015)

Total stockholders'deficit                                    (572,131)

Total liabilities and stockholders'deficit                      40,688

               See Accompanying Notes to Financial Statements

                              EVERLERT, INC.
                     (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                                                            Period from
                                                                                         February 3, 1998
                                                                                        (Date of inception)
                            For the three months ended     For the six months ended          through
                                     June 30,                       June 30,              June 30, 2002
                              2002             2001          2002           2001
Revenue                     $        -      $        -      $      -      $      -       $     -

Operating expenses

Amortization and
depreciation                     2,669          36,091        38,884         69,669         421,368

Bad debt                             -               -             -              -         917,625

Research and development             -               -             -              -         237,149

General and administrative      37,094          96,369        98,749        130,702         933,773

Total operating expenses        39,763         132,460       137,633        200,371       2,509,915

Loss from operations           (39,763)       (132,460)      (137,633)     (200,371)     (2,509,915)

Other expense

Interest expense                10,288          10,288         20,576        20,577         129,100

Loss before provision for
income taxes                   (50,051)       (142,748)      (158,209)     (220,948)     (2,639,015)

Provision for income taxes           -               -              -             -               -

Net loss                       (50,051)       (142,748)      (158,209)     (220,948)     (2,639,015)

Basic and diluted loss per
common share                     (0.00)          (0.01)         (0.01)        (0.01)          (0.19)

Basic and diluted weighted
average common shares
outstanding                  21,742,477     20,172,477     21,066,234    20,095,129     13,991,086



                  See Accompanying Notes to Financial Statements

                                  EVERLERT, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Period from
                                                              February 3, 1998
                                                                      (Date of
                                                                     inception)
                        For the six months ended June 30               through
                          2002                    2001           June 30, 2002

Cash flows from
operating activities:
Net loss                 $   (158,209)        $     (220,948)    $  (2,639,015)
Adjustments to reconcile
net loss to net
cash provided (used) by
operating activities:
Amortization and
depreciation                   38,884                 69,669           421,368
Bad debt                            -                      -           917,625
Interest and financing
costs satisfied
in exchange of common stock         -                      -            23,375
Stock based compensation       83,750                 80,000           373,650

Changes in operating assets and
liabilities:
Decrease in deposits                -                 53,500                 -
Increase (decrease) in
accounts payable               (5,569)               (13,740)            8,648
increase in accrued
liabilities                    20,577                 20,576           124,967
Increase (decrease) in
due to related parties         20,560                 38,415           132,675
Increase in other
Liabilities                         -                 15,000                 -

Net cash provided (used) by
operating activities               (7)                42,472          (636,707)

Cash flows from investing
activities:
Purchase of fixed assets            -                (53,500)          (53,500)

net cash used by investing
activities                          -                (53,500)          (53,500)

Cash flows from financing
activities:
Net proceeds from issuance of
notes payable - related parties     -                      -           241,930

Net proceeds from issuance of note
Payable                            -                 2,500             205,599
Proceeds from issuance of
preferred stock                    -                     -              48,001
Proceeds from issuance of common
Stock                              -                 5,000             116,932
Proceeds from issuance of stock
subscriptions payable              -                     -              77,773
Net cash provided by financing
activities                         -                 7,500             690,235

Net increase (decrease) in cash   (7)               (3,528)                 28

Cash, beginning of period         35                 4,136                   -

Cash, end of period               28                   608                  28

Supplemental disclosure
of cash flow:
 Cash paid for interest            -                     -              14,000

Schedule of non-cash investing
and financing activities:
12,000,000 common shares issued
in exchange for
acquired technology                -                     -            408,528

00,000 common shares issued in
exchange
for notes receivable for common
stock issuance                     -                     -            450,000

300,000 common shares issued in
exchange
for notes receivable for common
stock issuance                     -                     -            525,000

Debt satisfied in exchange of
common stock                       -                     -             34,000

40,000 common shares issued for
payment of debt                    -                     -              2,000

200,000 common shares issued in
exchange
for prepaid consulting services
                                   -                     -            100,000

Other payable satisfied through
issuance of
15,000 common shares               -                     -              3,241

Other payable satisfied through
issuance of
344,992 common shares              -                    -              74,532

Other payables satisfied through
issuance of
359,992 common shares              -                   -              77,773

975,000 common shares issued in
exchange
for due to related parties    65,000                   -             65,000

                    See Accompanying Notes to Financial Statements

                                EVERLERT, INC.
                        (A Development Stage Company)
                       NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Forms 10-KSB for the year ended December 31, 2001 of Everlert, Inc. (the "Company").

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  RELATED PARTY TRANSACTIONS

Notes payable - related parties consist of the following at June 30, 2002:

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

During the six months ended June 30, 2002, the Company issued 975,000 shares of the Company's common stock to satisfy the $65,000 due to Safe at Home Products, Inc.

3.  STOCKHOLDERS' DEFICIT

During the six months ended June 30, 2002, the Company issued 900,000 common shares for legal services totaling $45,000.

During the six months ended June 30, 2002, the Company recognized
$20,000 of the $100,000 ($0.50 per share) prepaid consulting services for the August 3, 2000 issuance of 200,000 shares of its common stock.

During the six months ended June 30, 2002, 125,000 shares of the Company's common stock was issued for consulting services totaling $18,750.

4.  GOING CONCERN

The Company incurred a net loss of approximately $158,200 for the six months ended June 30, 2002, and the Company's current liabilities exceed its current assets by approximately $612,800 as of June 30, 2002, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to complete the development of its voice record and playback smoke detector, along with the heat sensor Christmas tree ornaments. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

The operational period for the 53 months from February 3, 1998 through June 30, 2002 achieved two main goals for the Registrant: (a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant has devoted substantially all of its present efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Act of 1934 and its commencement of trading on the Over-the-Counter Bulletin Board (the Registrant was delisted from this exchange as of November 18, 1999, but relisted on February 12, 2002 after the Securities and Exchange Commission ("SEC") had no further comments on its Form 10-SB filing).

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

The Registrant incurred significant operating expenses for the 53 months from February 3, 1998 through June 30, 2002 totaling $2,509,915. Expenditures for the six months ended June 30, 2002 were primarily due to costs incurred for amortization, consulting fees, and accounting services. Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001 shows a decrease of $31,953 for
general and administrative expenses.    The decrease in general and
administrative expenses is due to a decrease in consulting fees during the year. Provided funds are available, additional research and development expenditures may be required as needs are identified to meet laboratory testing requirements and/or as product enhancements are identified.

Due to the significant operating expenses, as well as interest expense in the amount of $129,100, the Registrant experienced a net loss of $2,639,015 for this 53 month period. The Registrant anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations. As of June 30, 2002, the Registrant had no working capital and an accumulated deficit of $2,639,015.

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

The Registrant incurred a net loss of $1,268,621 for the fiscal year ended December 31, 2000, $332,601 for the fiscal year ended December 31, 2001, and $158,209 for the six months ended June 30, 2002. The Registrant's current liabilities exceed its current assets by $534,325 as of December 31, 2000, $642,216 as of December 31, 2001,
and $612,791 as of June 30, 2002. At June 30, 2002, the Registrant had an accumulated deficit of $2,639,015; as of that date, the Registrant had no working capital. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

Since inception, the Registrant has financed operations primarily through private placements of common stock, and certain borrowings. In addition, two promissory notes between the Registrant and its directors totaling $241,930, and a promissory note between the Registrant and James T. Marsh totaling $169,599 (both figures as of June 30, 2002). These promissory notes are unsecured, due on demand and payable in one payment including principal and interest at maturity, bearing an interest rate of 10%. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share.

Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $1,000,000 over the twelve months from June 30, 2002 for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

(d) No Assurance of Meeting Underwriters Laboratories Standard May Affect Ability to Sell Products.

The agency testing required for Registrant products is Underwriters Laboratories ("UL"), which is a private testing organization. The Registrant's products have not yet been submitted to UL for testing pending final tooling of the products. Although Registrant management believes that the Registrant's products meet applicable UL Standard 217, there is a risk that they may not. This testing is of importance since many state fire marshals recognize UL testing and listing. The Registrant's products would not be available to sale in any state that requires such certification; although they would be in a number of foreign countries that do not require such certification.

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

(h)  Substantial Competition May Affect Ability to Sell Products.

The Registrant may experience substantial competition in its efforts to locate and attract customers for its products. Many competitors in the smoke detector industry have greater experience, resources, and managerial capabilities than the Registrant and may be in a better position than the Registrant to obtain access to attract customers. There are a number of larger companies that will directly compete with the Registrant. Such competition could have a material adverse effect on the Registrant's profitability or viability.

(i)  Other External Factors May Affect Viability of Registrant.

The smoke detector industry in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect peoples' spending. Factors that leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

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

In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with stockholders to make decisions that effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(l) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors that may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities that cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the Board of Directors to the Registrant, any proposed investments for its evaluation.

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

(r)  The Price per Share for Sales of Unregistered Securities by
Registrant Less Than Then Current Market Price.

The price per share of all sales of unregistered securities by the Registrant, except for 2,000 shares issued in December 1998, have been much lower than the then current market price. Thus, the Registrant is not receiving cash, assets, or services that are equivalent to the market price of the stock at the time it is issued. However, the Board of Directors has made a determination that the consideration received by the Registrant in each instance is adequate. The factors that the Board of Directors considers when determining the price when shares are issued above are: (a) low liquidity of the common stock on the trading exchange (low volume and infrequent execution of trades) and (b) the restricted nature of the shares issued.

(s) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

All of the approximate 13,000,000 shares of common stock that are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of One Touch, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

Currently, the Registrant does meet the requirement of a pseudo
California corporation.   Some of the substantive provisions of
California which apply to the Registrant include laws relating to annual election of directors, removal of directors without cause, removal of directors by court proceedings, indemnification of officers and directors, directors standard of care and liability of directors for unlawful distributions. In addition, Section 708 of the California General Corporation Law that mandates that shareholders have the right of cumulative voting at the election of directors applies to the Registrant.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Registrant sold the following securities without registration
(restricted) during the three months ended June 30, 2002:

(a) On April 19, 2002, the Registrant issued 975,000 shares of its common stock to satisfy the $65,000 due to Safe at Home Products, Inc., an affiliate of the company.

(b) On June 18, 2002, the Registrant issued 125,000 shares of its common stock for consulting services totaling $18,750.

No commissions were paid in connection with these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - each sale was made to a sophisticated investor as defined in Rule 502;

     - the Registrant gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, the Registrant advised each purchaser of the limitations on resale in the manner contained in Rule 502(d)2 of this section;

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that each purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

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

                                        Everlert, Inc.



Dated: August 13, 2002                     By: /s/ James J. Weber
                                           James J. Weber, President

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