Form 10QSB
period 2002-09-30
EVERLERT INC
filed 2002-11-26
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     As of September 30, 2002, the Registrant had 23,452,416 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No  X.

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET (UNAUDITED)
              AS OF SEPTEMBER 30, 2002                                       3

              STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH
              SEPTEMBER 30, 2002                                             4

              STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH
              SEPTEMBER 30, 2002                                             5

              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                      7

     ITEM 2.  PLAN OF OPERATION                                             10

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                             19

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     19

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               20

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           20

     ITEM 5.  OTHER INFORMATION                                             20

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              20

SIGNATURES                                                                  21

CERTIFICATIONS                                                              21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                     EVERLERT, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                  SEPTEMBER 30, 2002
                                      (Unaudited)

                                         ASSETS

Current assets
Cash                                                             $       37
Total current assets                                                     37

Fixed assets, net                                                    37,963

Other assets
Acquired technology, net                                                  -

Total assets                                                         38,000

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                                      8,587
Accrued liabilities                                                 151,615
Due to related parties                                               69,175
Notes payable - related parties                                     411,529

Total current liabilities                                           640,906

Total liabilities                                                   640,906

Commitments and contingencies                                             -

Stockholders' deficit
8% cumulative preferred stock; $.001 par value;
5,000,000 shares authorized, 16,000 shares
issued and outstanding                                                   16
Common stock; $.001 par value; 50,000,000
shares authorized, 23,452,416 shares
issued and outstanding                                               23,452
Additional paid-in capital                                        2,182,615
Common stock issued for prepaid consulting Services                 (20,000)
Notes receivable for common stock issuance, net                           -
Accumulated deficit                                              (2,788,989)
Total stockholders' deficit                                        (602,906)

Total liabilities and stockholders' deficit                          38,000

See Accompanying Notes to Financial Statements

                                     EVERLERT, INC.
                            (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                                                              Period from
                                                                                           February 3, 1998
                                                                                               (Date of
                                                                                              inception)
                               For the three months ended     For the nine months ended       through
                                    September 30                     September 30            September 30
                                    2002        2001                2002        2001             2002
Revenue                          $       -    $        -       $          -   $       -    $         -

Operating expenses
Amortization and depreciation        2,697        39,053             41,581     108,722        424,065
Bad debt                                 -             -                  -           -        917,625
Research and development                 -             -                  -           -        237,149
General and administrative         136,989        20,841            235,737     127,543      1,070,761
Total operating expenses           139,686        59,894            277,318     236,265      2,649,600

Loss from operations              (139,686)      (59,894)          (277,318)   (236,265)    (2,637,100)

Other income (expense)
Interest expense                   (10,288)      (10,288)           (30,865)    (30,865)      (139,389)

Loss before provision for income
 Taxes                            (149,974)      (70,182)          (308,183)   (267,130)    (2,788,989)

Provision for income taxes               -             -                  -           -              -

Net loss                          (149,974)      (70,182)          (308,183)   (267,130)    (2,788,989)

Basic and diluted loss per common
Share                                (0.01)        (0.00)             (0.01)      (0.01)         (0.19)

Basic and diluted weighted average
common shares outstanding       22,796,690    20,042,477         21,649,391  20,000,719     14,469,312


See Accompanying Notes to Financial Statements

                                      EVERLERT, INC.
                              (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                              Period from
                                                              February 3 1998
                                                                 (Date of
                                                                 inception)
                                 For the nine months ended       through
                                         September 30          September 30
                                    2002           2001              2002

Cash flows from operating
activities:
Net loss                           $   (308,183)  $   (267,130) $  (2,788,989)
Adjustments to reconcile net loss
to net cash provided (used) by
operating activities:
Amortization and depreciation            41,580        108,722        424,064
Bad debt                                      -              -        917,625
Interest and financing costs
Satisfied in exchange of common
stock                                         -              -         23,375
Stock based compensation                202,949         66,000        492,849
Changes in operating assets and
liabilities:
Deposits                                      -         53,500              -
Accounts payable                         (5,630)       (13,077)         8,587
Accrued liabilities                      47,226         30,864        152,616
Due to related parties                   22,060         48,165        133,175
Other liabilities                             -         15,000              -

Net cash provided (used) by
operating activities                          2         42,044       (636,698)

Cash flows from investing activities:
Purchase of fixed assets                      -        (53,500)       (53,500)
Net cash used by investing activities         -        (53,500)       (53,500)

Cash flows from financing activities:
Net proceeds from issuance of
notes payable - related parties               -              -        241,930
Net proceeds from issuance of note
payable                                       -          2,500        205,599
Proceeds from issuance of
preferred stock                               -          5,000         48,001
Proceeds from issuance of common stock        -              -        116,932
Proceeds from issuance of stock
subscriptions payable                         -              -         77,773

Net cash provided by financing
activities                                    -          7,500        690,235

Net increase (decrease) in cash               2         (3,956)            37

Cash, beginning of period                    35          4,136              -

Cash, end of period                          37            180             37

Supplemental disclosure of cash flow:
Cash paid for interest                        -              -         14,000

Schedule of non-cash investing and
financing activities:
12,000,000 common shares issued
in exchange for
acquired technology                           -              -        408,528

300,000 common shares issued in exchange
for notes receivable for
common stock issuance                         -              -        450,000

300,000 common shares issued in
exchange
for notes receivable for
common stock issuance                         -              -        525,000

Debt satisfied in exchange of
common stock                                  -              -         34,000

40,000 common shares issued for
payment of debt                               -              -          2,000

200,000 common shares issued in
exchange for prepaid consulting
services                                      -              -        100,000

Other payable satisfied through
issuance of 15,000 common shares              -              -          3,241

Other payable satisfied through
issuance of 344,992 common shares             -              -         74,532

Other payables satisfied through
issuance of 359,992 common shares             -              -         77,773

975,000 common shares issued in exchange
for due to related parties               65,000              -         65,000

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

The interim financial statements present the balance sheet, statements of operations and cash flows of Everlert, Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  RELATED PARTY TRANSACTIONS

Notes payable - related parties consist of the following at September
30, 2002:

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

                                                                    $411,529

The Company operates from a leased facility under a month-to-month operating lease. The Company leases the facility from Wyvern Technologies, Inc. (an entity controlled by the president of the Company) for $500 per month. For the nine months ended September 30, 2002, rent expense related to Wyvern Technologies, Inc totaled $4,500.

As of September 30, 2002, the Company borrowed $69,175 from stockholders of the Company. The balances bear no interest, are unsecured and due on demand.

During April 2002, the Company issued 975,000 shares of the Company's common stock to satisfy the $65,000 due to Safe at Home Products, Inc.

3.  STOCKHOLDERS' DEFICIT

During February 2002, the Company issued 900,000 common shares for legal services totaling $45,000.

During June 2002, the Company issued 125,000 common shares for consulting services totaling $18,750.

During August 2002, the Company issued 1,409,939 common shares for consulting services totaling $109,199.

During the nine months ended September 30, 2002, the Company recognized $30,000 of the $100,000 ($0.50 per share) prepaid consulting services for the August 3, 2000 issuance of 200,000 shares of its common stock.

4.  GOING CONCERN

The Company incurred a net loss of approximately $308,200 for the nine months ended September 30, 2002, and the Company's current liabilities exceed its current assets by approximately $640,900 as of September 30, 2002, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to complete the development of its voice record and playback smoke detector, along with the heat sensor Christmas tree ornaments. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

     The operational period for the 56 months from February 3, 1998 through September 30, 2002 achieved two main goals for the Registrant:
(a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant has devoted substantially all of its present efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Act of 1934.

     On August 8, 2002, the board of directors determined that some changes were indicated because of lack of progress in bringing the smoke detection products to market. On that date the board of directors agreed to appoint additional directors and subsequently a board of directors meeting held on August 27, 2002. Effective on that date, the following persons were appointed to the Registrant's Board of Directors: James H. Alexander, Edward Fowler, Daniel Shaver, and David Paulson. Immediately after these persons were appointed, the following members of the Board of Directors resigned: James J. Weber and Jerry G. Hilbert. On that same date, a meeting of the new Board of Directors appointed the following executive officers of the
Registrant: James H. Alexander, President; and Edward Fowler,
Secretary/Treasurer.

     The new board decided to retain the services of an independent business consultant to evaluate the Registrant's products and business plan. The primary purposes of the evaluation were to: (1) determine the overall feasibility of the plan; (2) make an independent evaluation of the projected market size and estimates of revenues in the business plan; (3) evaluate and enumerate the "patentability" of the intellectual property owned or assigned to the registrant; and (4) make suggestions to the new management team as to how to proceed in pursuit of the existing business plan or to make suggestions as to options or modifications of the business plan. The new management team hired Select University Technologies, Inc. ("SUTI") of Costa Mesa, California to perform the evaluation and report. SUTI, is a multi-project business accelerator, devoted to the launch of new technology companies. SUTI carefully selects patented laboratory discoveries and transforms them into unique and compelling commercial products and enterprises. More information can be obtained about SUTI by visiting that company's website at www.suti.com. The final SUTI report is expected by year-end. Upon receipt and review of the final report from SUTI management expects to make evaluation of the future business course most suited to the Registrant.

     At the time of this filing, realization of sales of the
Registrant's products for the 12 months ending on December 31, 2002, previously deemed by management as being "vital to its plan of operations" seems completely out of reach. The Registrant still believes that its initial revenues will be primarily dependent upon its ability to cost-effectively and efficiently develop and market smoke and heat detectors.  The Registrant is re-evaluating its priorities for the next twelve months of operations. As of the time of this filing, the Registrant is in doubt as to the ability of developing and marketing its products to establish its operations by:
(a)  implementing and successfully executing its business and marketing strategy, including developing and  marketing its products to establish its business in the home safety industry (this is presently on hold pending the receipt of further financing for the Registrant; costs are estimated to be in excess of $500,000); (b) developing relationships with strategic partners (this must await further funding for the Registrant); (c) responding to competitive developments (the Registrant has already accomplished this by designing its detector products to offer features not found in competing models); and (d) attracting, retaining and motivating qualified personnel (this must await further funding for the Registrant).

     Current management of the Registrant believes that the need for additional capital going forward may not immediately be derived from earnings generated from the sale of its products. Because of this, it is the intent of the Registrant to seek to raise additional capital via a private placement offering.

     As a result, management of the Registrant plans to advance funds to the Registrant on an as-needed basis although there is no definitive or legally binding arrangement to do so. The Registrant currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. The Registrant believes that its initial revenues would be primarily dependent upon the Registrant's ability to cost effectively and efficiently develop, manufacture and market smoke detectors and related home safety products.

     The Registrant incurred significant operating expenses for the 56 months from February 3, 1998 through September 30, 2002 totaling $2,649,600. Expenditures for the nine months ended September 30, 2002 were primarily due to costs incurred for amortization, consulting fees, and accounting services. Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001 shows an increase of $41,053 for general and administrative expenses. The increase in general and administrative expenses is due to a increase in consulting fees during the third quarter of 2002. Provided funds are available, additional research and development expenditures may be required as needs are identified to meet laboratory testing requirements and/or as product enhancements are identified.

     Due to the significant operating expenses, as well as interest expense in the amount of $139,389, the Registrant experienced a net loss of $2,788,989 for this 56 month period. The Registrant anticipated incurring this loss during the initial commencement of operations until such time that it will realize revenues from operations. As of September 30, 2002, the Registrant had no working capital and an accumulated deficit of $2,788,989.

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

     The Registrant incurred a net loss of $1,268,621 for the fiscal year ended December 31, 2000, $332,601 for the fiscal year ended December 31, 2001, and $308,183 for the nine months ended September 30, 2002. The Registrant's current liabilities exceed its current assets by $534,325 as of December 31, 2000, $642,216 as of December 31, 2001, and $640,869 as of September 30, 2002. At September 30, 2002, the Registrant had an accumulated deficit of $2,788,989; as of that date, the Registrant had no working capital. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

     Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $1,000,000 over the twelve months from September 30, 2002 for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

(j) Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

     Certain affiliates of the Registrant beneficially own approximately 70% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that such shareholders will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

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

(o) No Cumulative Voting May Affect Ability of Some Shareholders to Influence Management of Registrant.

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

(r)  The Price per Share for Sales of Unregistered Securities by
Registrant Less Than Then Current Market Price.

     The price per share of most of the issuances of unregistered (restricted) securities by the Registrant have been much lower than the then current market price. Thus, the Registrant is not receiving cash, assets, or services that are equivalent to the market price of the stock at the time it is issued. However, the Board of Directors has made a determination that the consideration received by the Registrant in each instance is adequate. The factors that the Board of Directors considers when determining the price when shares are issued above are: (a) low liquidity of the common stock on the trading exchange (low volume and infrequent execution of trades) and (b) the restricted nature of the shares issued.

(s) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

     All of the approximate 13,000,000 shares of common stock that are currently held, directly or indirectly, by certain affiliates of the Registrant have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of One Touch, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant sold the following securities without registration (restricted) during the three months ended September 30, 2002:

     (a) On August 7, 2002, the Registrant issued 450,000 shares of common stock to Marc Tow for legal services valued at $49,500 ($0.11 per share). The closing per share price of the Company's common stock on that date was $0.11.

     (b) On August 23, 2002, the Registrant issued 35,989 shares of common stock to JT Bernard for consulting services valued at $719.78 ($0.02 per share).

     (c) On August 23, 2002, the Registrant issued 114,327 shares of common stock to Todd T. Marsh to retire a loan made to the company, valued at $2,286.54 ($0.02 per share).

     The closing per share price of the Company's common stock on August 23, 2002 was $0.03.

     No commissions were paid in connection with these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - each sale was made to sophisticated investors as defined in Rule 502;

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

Reports on Form 8-K.

     The Registrant did not file any reports on Form 8-K during the third quarter of the fiscal year covered by this Form 10-QSB.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Everlert, Inc.



Dated: November 22, 2002                      By: /s/ James H. Alexander
                                              James H. Alexander, President

Dated: November 22, 2002By:                   /s/ Edward Fowler
                                              Edward Fowler, Treasurer


                                 CERTIFICATIONS

I, James H. Alexander, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Everlert, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated: November 22, 2002                   /s/ James H. Alexander
                                           James H. Alexander, President


I, Edward Fowler, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Everlert, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 22, 2002                    /s/ Edward Fowler
                                            Edward Fowler, Treasurer


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

4.6 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan, dated June 3, 2002 (incorporated by reference to Exhibit 4 of the Form S-8 filed on June 17, 2002).

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

10.10 Definitive Agreement and Management Plan between the Registrant and certain individuals, dated August 27, 2002 (the following Schedules have been omitted: (1.4) List of Directors & Officers of Everlert, Inc. following Consummation; (2.2.1) Allocation of Shares to Managers or Designees; (3) Everlert Disclosure Schedule; (5) List of Everlert Affiliates; and (7.1.10) List of Everlert Officers/Directors/Employees to Enter Into Non-Competition Agreements)(the following Exhibits have been omitted: (5.8) Form of Everlert Affiliates Agreement; and (7.1.10) Form of Non-Competition Agreement) (see below).

10.11  Consulting Services Agreement between the Registrant and
       Jerry G. Hilbert, dated August 28, 2002 (see below).

10.12 Business Advisory and Consulting Services Agreement between the Registrant and Select University Technologies, Inc., dated September 20, 2002 (see below).

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