Form 10KSB
period 2002-12-31
EVERLERT INC
filed 2003-05-28
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                      FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                         COMMISSION FILE NUMBER: 0-28177

                                   EVERLERT, INC.
          (Exact name of registrant as specified in its charter)

          Nevada                                        91-1886117
(State or jurisdiction of incorporation or            (IRS Employer
                     organization)                   Identification No.)

1201 East Warner Avenue, Santa Ana, CA                   92705
(Address of principal executive offices)              (Zip Code)

                         Registrant's telephone number
                                (714) 966-0710

     Securities registered under Section 12(b) of the Exchange Act:

                                 None

Securities registered under Section 12(g) of the Exchange Act:
                     Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for
the past 90 days. Yes    [X]        No  [  ].

Check if there in no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

The Registrant had no revenues for the fiscal year ended on December 31, 2002. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of close of trading on March 31, 2003: $143,927. As of March 31, 2003, the Registrant had 41,952,414
shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                                    TABLE OF CONTENTS
                                                               PAGE
PART I

Item 1. Description of Business                                   3
Item 2. Description of Property                                   8
Item 3. Legal Proceedings                                         8
Item 4. Submission of Matters to a Vote of Security Holders       8

PART II

Item 5. Market for Common Equity and Related
Stockholders Matters                                              9
Item 6. Plan of Operation                                        11
Item 7. Financial Statements                                     17
Item 8. Changes In and Disagreements with
Accountants on Accounting and Financial Disclosure               18

PART III

Item 9. Directors, Executive Officers, Promoters
and Control Persons; Compliance with Section 16(a)
of the Exchange Act                                              20
Item 10. Executive Compensation                                  21
Item 11. Security Ownership of Certain Beneficial
Owners and Management                                            22
Item 12. Certain Relationships and Related Transactions          23
Item 13. Exhibits and Reports on Form 8-K                        23
Item 14. Controls and Procedures                                 24
Signatures                                                       24
Certification

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

Everlert, Inc., a Nevada corporation ("Registrant"), was originally incorporated on February 3, 1998, and has adopted a December 31 year-end. At December 31, 2001 and currently, the Registrant is a development stage company, since it has not commenced its planned principal operations. The amount of accumulated deficit from inception (February 3, 1998) through December 31, 2002 is $2,892,353.

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

The acquired technology is amortized over 3 years, and is calculated as follows:

     Acquired technology                        $408,528
     Less:  accumulated amortization             408,528

     Acquired technology, net                          -

The Registrant had previously accounted for this acquisition at $6,000,000, but after a review by the Registrant's independent auditors, and in consultation with management, the Registrant decided that the technology acquired from Safe at Home should be valued at its historical cost. This has now been done, as reflected above and in the financial statements of the Registrant. The acquisition was originally valued at $408,528 and has now been fully amortized to a net value of $0.00.

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

The Registrant's principal business objective is to develop, manufacture and market smoke and heat detectors and related products for residential and commercial fire safety. The Registrant has developed two smoke and heat detector products for residential or commercial application consisting of four models - two for each product. The first smoke detector product is portable decorative and will be targeted initially for the Christmas season market. This design features one model that detects the presence of abnormally high heat and/or smoke in the vicinity of a Christmas tree, fireplace or other fire hazard. When either heat or smoke is detected, an audio alarm notifies the resident of impending danger. The less costly version detects heat only, as opposed to the more costly model, which detects heat and smoke. Both models are encased in attractive plastic ornamental metallized cases and operate on a single 9VDC battery. The Registrant's portable smoke detectors are ideal for travelers, especially those who travel outside the United States, where the local authorities may not require such precautionary devices.

The second smoke detector product, consisting of two models, is designed to replace or supplement existing home smoke detectors. Both models utilize a photo electric smoke recognition design - as opposed to some detectors on the market that incorporate a radioactive element to perform the same function. Both models detect heat as well as the presence of smoke. The more sophisticated model has two alarms. The first is an ear-piercing 95 decibel screech. The second is an 85 decibel voice alarm. When the unit is activated, by smoke or heat, the alarms sound alternately. When fires start and smoke spreads throughout the house; it is sometimes difficult to determine where the fire originated and thus, to determine the safest avenue of escape.

Upon installation, the homeowner records a message designating the room in which the detector is installed. For example, the factory records an alarm sound and the words "FIRE, FIRE, FIRE". The homeowner would finish that message by speaking into the detector the message that says "FIRE IN THE DEN EXIT FRONT DOOR". The entire message is repeated until the hazardous condition no longer exists. In a residence with multiple Registrant smoke detectors the audio record and playback feature allows the homeowner to distinguish which detector in his home has alarmed. Not only does this model warn of impending danger but the detector informs the occupant as to where the fire was first detected but also provides an exit strategy. This model also has a pre-recorded message, by the factory, which says "LOW BATTERY" when this condition exists. The second photoelectric smoke detector has the same features as the top of the line model, except it does not have the record and playback function.

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

There have been delays in bringing the products to market, for the following reasons:

1)  lack of funding sources for the Registrant;

2) finish final tooling and assembly of the products (which must await further funding of approximately $450,000; this can occur within 60 days from receiving this funding); and

3) submission of the products for Underwriters Laboratories for testing (which must await further funding of approximately $30,000; this testing can be completed within 90 days from submission); a similar procedure in the European Union would require approximately $40,000 and take upwards of four months to complete.

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

The Registrant's products are not currently protected by any patents since the Registrant has not had the available funds to file such an application; it is the intent of the Registrant to do so in the future (see Risk Factors - No Assurance of Protection of Proprietary Rights). In addition there are no license agreements that the Registrant needs to obtain before it will be able to market its products. There are no design obstacles to be overcome before the Registrant is ready to commercialize its products. New management is exploring patent protection.

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

The Registrant intends to outsource the manufacturing of printed circuit boards and plastic housing for the detectors, with the final assembly and testing to be done directly by the Registrant at its current offices. The Registrant has not specifically outsourced the manufacturing of printed circuit boards at this time, but has identified a number of companies which has accomplish this though purchase orders. To this end management has entered into a Memorandum of Understanding with Fenghua Digital, a subsidiary of Fenghua Advanced Technology (Holding) Co. Ltd. & Affiliates (hereinafter "FENGHUA") Zhaoqing City, Guangdong, P.R. China under which the Company and Fenghua will form a joint venture. The purpose of the joint venture is to complete the development of two smoke detector products in order to bring them to market. The agreement calls for the Company to contribute the intellectual property and Fenghua is to: 1) Research & Development of two (2) smoke detector models "flower" & "bell" (the Company to provide design and working prototype) for the Joint Venture; 2) Supply of 100 sample "Flower" smoke detector units for destructive testing and UL approval prior to U.S. marketing; 3) Initial Inventory of 10,000 smoke detector units "flower model"; 4) Future payment terms for orders exported from China - it is expected that 60 - 90 day net terms will be received, terms will be defined in the definitive agreement.

Although the Registrant does not have any manufacturing experience, the principals of the Registrant have significant manufacturing experience in the fields of commercial and aerospace. The Registrant will not need to obtain any license agreements before it is able to market its products.

The Registrant plans to redesign its website in an attempt to reach potential customers through its website, direct marketing activities and word of mouth advertising. In the future, the Registrant also intends to reach prospective customers via retail and wholesale stores, strategic relationships and mail order catalogs (though no written agreements or purchase commitments have yet been obtained). The Registrant intends to offer its products through retail outlets such as Walmart, Kmart, Target, Sears, Home Depot, Builder's Square, Lowe's, and Ace Hardware, Presently, the Registrant has yet to begin these efforts and no sales have been made to any of these companies. The Registrant believes that recent developments in technology, specifically the growth of the Internet as a means of communication, will increase the ability of the Registrant to reach more individuals and businesses. The Registrant previously completed a website development at www.everlert.com, although approximately $2,000 additional will need to be invested in technical aspects for acceptance of orders on this site.

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

As a summary of the above discussion, the following is an outline of the various steps that the Registrant will need to take in order to fulfill its business plan:

1) Obtain funding (including for the final tooling, assembly, and submission for testing to the Underwriters Laboratories and a similar procedure in the European Union) in the approximate amount of $1,000,000 over the next twelve months (see discussion under "Need for Additional Financing May Affect Operations"); the amounts noted on page 6 are only concerned with specific projects outlined on that page, whereas this amount concerns implementation of the Registrant's business plan, which includes all the steps set forth on this page.

2) Complete the final tooling, assembly, and submission for testing to the Underwriters Laboratories and a similar procedure in the European Union.

3) Locate and finalize arrangements with suppliers and manufacturers for constructing of the units. Although the memorandum of
understanding with Fenghua is   expected to resolve most of this, the
final definitive agreement must be negotiated and executed.

Once approval is received from the testing agencies, then offer the units for sale to the public through various retail channels, and undertake an advertising and marketing plan.

In light of the March 15, 2003 agreement with Fenghua, it is planned that manufacturing will initially be accomplished in one of their facilities. Guangdong Fenghua Advanced Technology Group (Fenghua Group) is an export-oriented high-tech limited company, involved in the production, exportation, research and development of electronic components, electronic materials, professional electronic equipment, and other electronic-information based products. Fenghua reports that the group owns more than 30 subsidiaries and branch offices. The Company will also accommodate general administration, marketing, sales, and engineering in a downsized office of approximately 600 square feet. Future facility requirements are expected to be about 7,500 square feet to accommodate warehouse and office needs.

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

The Registrant has incurred minimal research and development costs, although the Registrant believes that the long-term success of its business may require substantial research and development. The Registrant will seek to further develop its products internally through research and development or strategic partnerships, but if the Registrant can purchase or license products, services or technologies from third-parties at reasonable costs, it will do so in order to avoid the time and expense involved in developing such products, services or technologies. The Registrant is not currently in negotiations with any strategic partners. The joint venture with Fenghua, is expected to overcome many of the obstacles to product development created by prior years under capitalization. Although the Registrant believes the joint venture will aid in this area there is no assurance the product will reach the market.

As a start up company in the research and development phase the Registrant presently has one full time employees and two part time employees. The Registrant's employees are currently not represented by a collective bargaining agreement, and the Registrant believes that its relations with its employees are good. Management does anticipate changes in the number of employees over the next twelve months to approximately five to ten total employees.

As of December 31, 2002, no sales revenues have been generated by the Registrant. Once revenues begin the Registrant hopes to have enough customers to avoid dependence upon on or even a few major customers.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company sub-leases its office space. The terms of this lease are for $1.00 per square foot per month ($500 per month) on a month-to-month basis. This facility consists of 500 square feet, and management believes this is currently suitable as the main administrative office and should remain so for the next twelve months. The facility is shared with another company that manufactures a non-competitive electronic product. In the event the co-tenant needs the space utilized by the Company the Company may have to relocate. The Company does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the property currently being utilized by the Company.

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

                               High Sales Price          Low Sales Price

2002 First Quarter                 $0.30                    $0.05
     Second Quarter                 0.17                     0.05
     Third Quarter                  0.15                     0.02
     Fourth Quarter                 0.03                    0.005

2001 First Quarter                 $4.62                    $2.50
     Second Quarter                 3.00                     1.05
     Third Quarter                  1.65                     0.10
     Fourth Quarter                 0.10                     0.10

2000* First Quarter(1)              2.62                     0.01
      Second Quarter(2)             2.25                     2.25
      Third Quarter(3)              2.00                     2.00
      Fourth Quarter(4)             3.00                     2.00

 (1)  The shares traded on 11 days during this quarter.

(2)  The shares traded on two days during this quarter

(3)  The shares traded on one day during this quarter

(4)  The shares traded on fifteen days during this quarter

Holders of Common Equity.

As of March 30. 2003, there were 139 shareholders of record of the Registrant's common stock.

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

Securities Sold Without Registration.

(a)  Specific Sales.

(a)  Specific Sales.

The following securities of the Registrant were sold without registration during the fiscal year ended December 31, 2002:

(a) On April 19, 2002, the Registrant issued 975,000 shares of its common stock to satisfy the $65,000 due to Safe at Home Products, Inc., an affiliate of the company.

(b) On June 18, 2002, the Registrant issued 125,000 shares of its common stock for consulting services totaling $18,750.

(c) On August 7, 2002, the Registrant issued 450,000 shares of common stock to Marc Tow for legal services valued at $49,500 ($0.11 per share). The closing per share price of the Company's common stock on that date was $0.11.

(d) On August 23, 2002, the Registrant issued 35,989 shares of common stock to JT Bernard for consulting services valued at $719.78 ($0.02 per share).

(e) On August 23, 2002, the Registrant issued 114,327 shares of common stock to Todd T. Marsh to retire a loan made to the company, valued at $2,286.54 ($0.02 per share).

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

ITEM 6.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

The operational period for the 59 months from February 3, 1998 through December 31, 2002 achieved two main goals for the Registrant:
(a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant has devoted substantially all of its present efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Act of 1934 and its commencement of trading on the Over-the-Counter Bulletin Board (the Registrant was delisted from this exchange as of November 18, 1999, but relisted on February 12, 2002 after the Securities and Exchange Commission had no further comments on its Form 10-SB filing).

At a meeting of the Board of Directors of the Registrant held on January 6, 2003, the following individuals were appointed to serve as directors, James H. Alexander, Dannie Shaver, and David Paulson. The appointment of these individuals to the Board of Directors is to be effective as of August 27, 2002.

Messers. James J. Weber and Jerry G. Hilbert both of whom previously served on the Board of Directors of the Registrant resigned.
Messers. Weber and Hilbert did not resign as a result of a disagreement with the Registrant on any matter relating to the Registrant's operations, policies or practices.

At the meeting, the Board of Directors named the following individuals to serve as executive officers of the Registrant: James
H. Alexander, President; and Ed Fowler, Secretary/Treasurer.
Subsequent to the meeting, it was determined that due to inconvenience, Mr. Fowler would be unable to serve as an officer or director and he was replaced as Secretary/Treasurer by Dannie Shaver.

Realization of sales of the Registrant's products for the 12 months ending on December 31, 2003 is vital to its plan of operations. The Registrant believes that its initial revenues will be primarily dependent upon its ability to cost-effectively and efficiently develop and market smoke and heat detectors. The Registrant designates as its priorities for the first next twelve months of operations as developing and marketing its products to establish its operations by: (a) implementing and successfully executing its business and marketing strategy, including developing and marketing its products to establish its business in the home safety industry (this is presently on hold pending the receipt of further financing for the Registrant; costs are estimated to be approximately $500,000); (b) initiation of the joint venture with Fenghua;(c) responding to competitive developments (the Registrant has already accomplished this by designing its detector products to offer features not found in competing models although there was a market entry in 2002 of a voice annuciator model Registrant believes the Everlert model is still unique and of higher quality and competitive price); and (d) attracting, retaining and motivating qualified personnel (this must await further funding for the Registrant).

Management of the Registrant believes that the need for additional capital going forward will only to a small extent derived from earnings generated from the sale of its products. In response to the need for working capital, it is the intent of the Registrant to seek to raise additional capital via a private placement offering.

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

The Registrant incurred significant operating expenses for the 59 months from February 3, 1998 through December 31, 2002 totaling $2,742,676. Expenditures for the twelve months ended December 31, 2002 were primarily due to costs incurred for amortization, consulting fees, and accounting services. Comparison of the twelve months ended December 31, 2002 to the twelve months ended December 31, 2001 shows an increase of $179,378 for general and administrative expenses. The increase in general and administrative expenses is due to an increase in consulting fees during the year.

Due to the significant operating expenses, as well as interest expense in the amount of $41,153, the Registrant experienced a net loss of $2,892,353 for this 59 month period. The Registrant anticipated incurring this loss during the initial commencement of operations until such time that it could realize revenues from operations. As of December 31, 2002, the Registrant had no working capital and an accumulated deficit of $2,892,353.

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

The Registrant incurred a net loss of $450,268 for the fiscal year ended December 31, 1999, $1,268,621 for the fiscal year ended December 31, 2000, and $332,601 for the fiscal year ended December 31, 2001. The Registrant's current liabilities exceed its current assets by $458,744 as of December 31, 1999, $534,325 as of December 31, 2000, $642,216 as of December 31, 2001, and $696,720 as of
December 31, 2002. At December 31, 2002, the Registrant had an accumulated deficit of $2,892,353; as of that date, the Registrant had no working capital. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

Since inception, the Registrant has financed operations primarily through private placements of common stock, and certain borrowings. In addition, two promissory notes between the Registrant and its previous directors totaling $241,930, and a promissory note between the Registrant and James T. Marsh totaling $169,000 (both figures as of December 31, 2001). These promissory notes are unsecured, due on demand and payable in one payment including principal and interest at maturity, bearing an interest rate of 10%. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share.

Current funds available to the Registrant will not be adequate for it to be competitive in the areas in which it intends to operate. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $1,000,000 over the twelve months from December 31, 2002 for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

(d) No Assurance of Meeting Underwriters Laboratories Standard May Affect Ability to Sell Products.

The agency testing required for Registrant products is Underwriters Laboratories ("UL"), which is a private testing organization. The Registrant's products have not yet been submitted to UL for testing pending final tooling of the products. Although Registrant management believes that the Registrant's products meet applicable UL Standard 217, there is a risk that they may not. This testing is of importance since many state fire marshals recognize UL testing and listing. The Registrant's products would not be available to sale in any state, which requires such certification; although they would be in a number of foreign countries, which do not require such certification.

(e) No Assurance of Successful Manufacturing May Affect Ability of Registrant to Survive.

The Registrant has no experience manufacturing commercial quantities of products, but management has had experience in this area. The Registrant presently has no plans for developing an in- house manufacturing capability. Accordingly, the Registrant will be dependent upon securing a contract manufacturer or other third party to manufacture the circuit boards and plastic housing of the detectors (the final assembly and testing will be done in-house). There can be no assurance that the terms of any such arrangement would be favorable enough to permit the products to compete effectively in the marketplace.

(f)  Dependence on Outsourced Manufacturing May Affect Ability to
Bring Products to Market.

The risks of association with outsourced manufacturers are related to aspects of these firms' operations, finances and suppliers. The Registrant may suffer losses if the outside manufacturer fails to perform its obligations to manufacture and ship the product manufactured. These manufacturers' financial affairs may also affect the Registrant's ability to obtain product from these firms in a timely fashion should they fail to continue to obtain sufficient financing during a period of incremental growth. The Registrant intends to maintain a strong relationship with these manufacturers to ensure that any issues they may face are dealt with in a timely manner.

(g) No Assurance of Market Acceptance May Affect Ability to Sell
Products.

There can be no assurance that any products successfully developed by the Registrant or its corporate collaborators, if approved for marketing, will ever achieve market acceptance. The Registrant's products, if successfully developed, may compete with a number of traditional products manufactured and marketed by major e- commerce and technology companies, as well as new products currently under development by such companies and others. The degree of market acceptance of any products developed by the Registrant or its corporate collaborators will depend on a number of factors, including the establishment and demonstration of the efficacy of the product candidates, their potential advantage over alternative methods and reimbursement policies of government and third party payers. There can be no assurance that the marketplace in general will accept and utilize any products that may be developed by the Registrant or its corporate collaborators.

(h) Substantial Competition May Affect Ability to Sell Products.

The Registrant may experience substantial competition in its efforts to locate and attract customers for its products. Many competitors in the smoke detector industry have greater experience, resources, and managerial capabilities than the Registrant and may be in a better position than the Registrant to obtain access to attract customers. There are a number of larger companies, which will directly compete with the Registrant. Such competition could have a material adverse effect on the Registrant's profitability or viability.

(i) Other External Factors May Affect Viability of Registrant.

The smoke detector industry in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect peoples' spending. Factors, which leave less money in the hands of potential customers of the Registrant, will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

(j) Loss of Any of Current Management Could Have Adverse Impact on Business and Prospects for Registrant.

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

In addition, exclusively the officers and directors of the Registrant will make all decisions with respect to the management of the Registrant. Investors will only have rights associated with stockholders to make decisions, which affect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(k) Potential Conflicts of Interest May Affect Ability of Officers and Directors to Make Decisions in the Best Interests of Registrant.

The officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors, which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities, which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the Board of Directors to the Registrant, any proposed investments for its evaluation.

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

(m) Absence of Cash Dividends May Affect Investment Value of
Registrant's Stock.

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

(n) No Cumulative Voting May Affect Ability of Some Shareholders to Influence Management of Registrant.

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

(q) The Price per Share for Sales of Unregistered Securities by
Registrant Less Than Then Current Market Price.

The price per share of all sales of unregistered securities by the Registrant, except for 2,000 shares issued in December 1998, have been much lower than the then current market price. Thus, the Registrant is not receiving cash, assets, or services, which are equivalent to the market price of the stock at the time it is issued. However, the Board of Directors has made a determination that the consideration received by the Registrant in each instance is adequate. The factors that the Board of Directors considers when determining the price when shares are issued above are: (a) low liquidity of the common stock on the trading exchange (low volume and infrequent execution of trades) and (b) the restricted nature of the shares issued.

(r) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

All of the approximate 13,000,000 shares of common stock that are currently held, directly or indirectly, by the prior management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of One Touch, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

Currently, the Registrant does meet the requirement of a pseudo California Corporation. Some of the substantive provisions of California which apply to the Registrant include laws relating to annual election of directors, removal of directors without cause, removal of directors by court proceedings, indemnification of officers and directors, directors standard of care and liability of directors for unlawful distributions. In addition, Section 708 of the California General Corporation Law, which mandates that shareholders have the right of cumulative voting at the election of directors, applies to the Registrant.

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

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements as of and for the year ended December 31, 2002, for the year ended December 31, 2001, and for the period from inception (February 3, 1998) through December 31, 2001 are presented in a separate section of this report following Part III, Item 14.

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

During the Registrant's two most recent fiscal years and any subsequent interim period preceding such resignation, there have been no disagreements with this former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no "reportable events" as described in Item 304(a)(1)(iv)(B) 1 through 3 of Regulation S-B that occurred within the Registrant's two most recent fiscal years and the subsequent interim period preceding such changes."

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

(d) There were no "reportable events" as described in Item
304(a)(1)(iv)(B) 1 through 3 of Regulation S-B that occurred within the Registrant's two most recent fiscal years and the subsequent interim period preceding the former accountant's dismissal. In addition, during the Registrant's two most recent fiscal years and any subsequent interim period preceding the dismissal of Mr. Slayton, other than as set forth below, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

The Registrant has requested Mr. Slayton to respond to the Securities and Exchange Commission regarding his agreement with the statements made by the Registrant in response to Item 304(a)(1) of Regulation S-
B. The Registrant has received a letter from Mr. Slayton agreeing to such statements (see Exhibit 16.2 to this Form 10-KSB).

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers.

The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below; there are no promoter and control persons of the Registrant. The Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the Board of Directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. The Directors and Executive Officers of the Registrant are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

(a) James H. Alexander, President/Director.

James H. Alexander, age 65, has been President and a director of the Company since August 27, 2002. Mr. Alexander is the founder of Isotec, Inc., a company engaged in the design, manufacture and installation of access control portals for the security markets involving weapons detection and asset protection, personnel and material, control for federal and state government, financial institutions, and business/commercial applications.

In 1992, he founded T.D.I., Inc. and has been its President since that time. T.D.I. is engaged in sales and marketing of security products, consulting, fund raising, acquisition and mergers of established and start-up hi-technology firms. From 1992 through 1997, Mr. Alexander was General Manager and Chief Operating Officer of Zykronix, Inc., a company that designs and produces the world's smallest computers for the industrial and commercial markets. As Chief Operating Officer of such company from 1995 through 1997, he was responsible for restructure of the organization and all business activities of the company including Profit and Loss statements, production, sales and marketing, contracts, materials, finance and administration. During 1997 and 1998, Mr. Alexander also was the managing broker and a consultant to Lafayette Century 21 Agency-Corp. Relocation and Marketing located in Colorado and from January 1993 to November 1995 was the director of corporate relocations for Moore and Company Realtors located in Boulder, Colorado.

(b) Daniel Shaver, Secretary/Treasurer/Director

Mr. Shaver, age 52, is in charge of all operational aspects of Everlert, Inc., he joined Everlert in August of 2002 on a part time basis assuming the responsibilities for operations. Mr. Shaver is also in charge of operations for Isotec, Inc. a Colorado company and has been in that capacity since 2001. From 1986 through 2001 Mr.
Shaver was employed by The Washington Group (Formerly Raytheon E & S)
In this position Mr. Shaver had operational responsibility for the assembly shop and model shop. He was involved in numerous modifications to their nuclear fueling systems, and provided field technical support for installation of the systems at nuclear power plants. He supervised the model group for 13 years, including estimating, design, procurement and assembly. In addition he has been involved as principal of another company in design and development of 9 new product prototypes for various electronic hardware-packaging projects.

The Registrant implemented an audit committee in late 2002. The Registrant does not have standing, nominating or compensation committees of the Board of Directors, or committees performing similar functions. During the last fiscal year, the Board of Directors met on ten occasions.

Significant Consultant.

James T. Marsh.

Mr. Marsh, age 60, received his Bachelor of Science Degree in Industrial Engineering from Miami University of Ohio. For the past 30 years, Mr. Marsh has been an independent consultant for various electronics and aerospace companies. From February 1996 to the present, he has acted as a technical consultant for Wyvern Technologies, Inc. and Safe at Home Products, Inc.; both are affiliates of the Company. For the period of February 1998 to the present, Mr. Marsh has also acted as a technical consultant to the Company in the development of its products.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2000, Forms 5 with respect to fiscal 2001, and certain written representations from executive officers and directors, the Registrant is aware that Safe at Home inadvertently failed to file a Form 4 to reflect the transfer of certain shares in October 2001. In addition, the Registrant is aware that the directors and executive officers, and 10% shareholders inadvertently failed to file Form 5's within 45 days after the end of the fiscal year ended December 31, 2001. The Form 5's, the one of Safe at Home, which will report the Form 4 transaction, are in the process of being prepared for filing with the SEC. The Registrant is unaware of any other filings that have not been timely made.

ITEM 10.  EXECUTIVE COMPENSATION.

(a) Summary Compensation Table

                                                EXECUTIVE COMPENSATION



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
   (a)          (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)
James H.       2002        0       0         0               0             0             0         0
Alexander      2001        0       0         0               0             0             0         0
2002           2000        0       0         0               0             0             0         0

James J.       2002        0       0         0               0             0             0         0
Weber          2001        0       0         0               0             0             0         0
               2000        0       0         0               0             0             0         0

Jerry G        2002        0       0         0               0             0             0         0
Hilbert        2001        0       0         0               0             0             0         0
               2000        0       0     100,000 (1)         0             0             0         0



(1) On August 3, 2000, the Registrant issued 200,000 shares of its common stock to Jerry Hilbert for services to be rendered to the Registrant, which have been valued at $100,000. These services to the Registrant consisted of work in the areas of marketing and business development.

(2) Messrs. Weber and Hilbert resigned there positions on January 6, 2003.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date, as there is no existing plan provided for or contributed to by the Registrant.

No remuneration is proposed to be paid in the future directly or indirectly by the Company to any officer or director, although there is a Non-Employee Directors and Consultants Retainer Stock Plan which has been registered with the SEC under a Form S-8, as amended and restated authorizes a total of 20,000,000 shares.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of common stock of the Registrant ("Shares") as of March 31, 2003 (issued and outstanding common stock of 41,952,414) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, and as a group (each person has sole voting power and sole dispositive power as to the shares shown):

Title of Class    Name and Address               Amount and Nature   Percent of
                  of Beneficial Owner (1)          of Beneficial       Class
                                                  Ownership (2)

Common Stock      Safe at Home Products, Inc.      11,025,000          26.28%
                  1201 East Warner Avenue
                  Santa Ana, California 92705

Common Stock      James J. Weber                   7,287,269(3)        17.37%
                  1201 East Warner Avenue
                  Santa Ana, California 92705

Common Stock      Todd T. Marsh                    7,113,600(4)        16.96%
                  1201 East Warner Avenue
                  Santa Ana, California 92705

Common Stock      Jerry G. Hilbert                 1,029,620 (6)        2.45%
                  1201 East Warner Avenue
                  Santa Ana, California 92705

Common Stock      Shares of all directors         13,166,929 (7)       31.39%
                  and executive officers
                  as a group (2)

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

(3) Of the total amount, 5,157,495 are represented by Mr. Weber's 46.78% interest in Safe at Home Products, Inc. Of the total amount, 173,669 are represented by shares from a convertible promissory note between the Registrant and Wyvern Technologies, Inc., which is controlled by Mr. Weber (see "Certain Relationships and Related Transactions").

(4) These shares are held in the name of Sigam Investments, Inc., which is controlled by Todd T. Marsh (who is the nephew of Terry
Marsh). Of the total amount, 5,157,495 are represented by Sigam's 46.78% interest in Safe at Home Products, Inc.

(5) These shares are held in the name of Rich Bourg Financial, Ltd., which is controlled by Terry G. Marsh (who is the uncle of Todd Marsh).

(6) Of the total amount, 515,749 are represented by Mr. Hilbert's 4.678% interest in Safe at Home Products, Inc. Of the total amount, 68,260 are represented by shares from a convertible promissory note between the Registrant and Mr. Hilbert (see "Certain Relationships and Related Transactions").

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

(a) James T. Marsh has been involved with the Company since its inception as a consultant; since February 1996, he has also served as a consultant for Wyvern Technologies, Inc. and Safe at Home Products, Inc., two affiliates of the Company. He is the brother of Terry G. Marsh and the father of Todd T. Marsh. The arrangement has been informal since the work performed was without a consulting agreement. In the beginning, James Marsh's efforts were directed involved the development of the original business plan, market definition and coordination with counsel the documents required for a Rule 504 offering. Since that time, he has continued in the capacity as a consultant, coordinating SEC financial report filings with the accountants and the Company's securities attorney. Mr. Marsh invoices the Registrant for his services, as requested, at the rate of $50.00 per hour. As of July 1, 2002, Mr. Marsh's services as a consultant were terminated.

The Company has paid James Marsh $135,400 since January 1998 for his services to the Company, as follows: 1998: $16,400; 1999: $69,700; 2000: $26,300; and 2001: $23,000. Additionally, he accepted a convertible promissory note, dated March 22, 1999, in the amount of $169,600 for services rendered to the Registrant up to that date. The note, attached as Exhibit 10.1 to this Form 10-KSB, is unsecured and payable in one payment, including principal and interest at maturity, bearing an interest rate of 10%. The note was originally due not later than March 22, 2000; it has been extended to December 31, 2002 by oral agreement of the parties. The holder has the option to convert any unpaid balances, including accrued interest, into shares of the Company's common stock at a price of $1.00 per share. The closing market price of the Company's common stock on March 22, 1999 was $2.94. Mr. Marsh's services as a consultant were terminated on July 1, 2002.

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

(e) The Registrant leases its office space from Wyvern Technologies, Inc. Mr. Weber is the principal and director of Wyvern Technologies, Inc. The terms of this lease are for $1.00 per square foot per month ($500.00 per month) on a month-to-month basis. Management of the Registrant does not believe the rate is equivalent to an arms length transaction (below what would be charged the Registrant by a third party).

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

On July 17, 2001, the Company entered into consulting agreements with Messrs. Weber, Hilbert, and Marsh. However, the Company decided to terminate these agreements, effective on September 1, 2001, prior to any services being rendered and any compensation being paid.

Mr. Alexander is engaged as a director of another business (World Am Communications, Inc.); he currently devotes approximately 10-25% of his time to the affairs of the Registrant. As a result, certain potential conflicts of interest, such as those set forth above with the transactions, may arise between the Registrant and this director.
The Registrant will attempt to resolve such conflicts of interest in favor of the Registrant by carefully reviewing each proposed transaction to determine its fairness to the Registrant and its shareholders and whether the proposed terms of the transaction are at least as favorable as those which could be obtained from independent sources.

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

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Within the 90 days prior to December 31, 2002, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b) Changes in internal controls.

There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

The Securities and Exchange Commission ("SEC") recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" (FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the registrant reports in its financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2003                          Everlert, Inc.

                                             By: /s/ James H. Alexander
                                             James H. Alexander

           CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO THE
        SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14 AS ADOPTED
             PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Everlert, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James H. Alexander, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this annual report on Form 10-KSB of Everlert, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James H. Alexander
President
May 14, 2003

                             INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

Balance Sheet

Statement of Operations

Statement of Stockholders' Deficit

Statement of Cash Flows

Notes to Financial Statements

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Everlert, Inc.
(A Development Stage Company)
Santa Ana, California

We have audited the accompanying balance sheet of Everlert, Inc. (A Development Stage Company) as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001 and the period from February 3, 1998 (Date of Inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Everlert, Inc. (A Development Stage Company) as of December 31, 2002, and the results of its activities and cash flows for the years ended December 31, 2002 and 2001 and the period from February 3, 1998 (Date of Inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 1 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


L.L. Bradford & Company, LLC
April 16, 2003
Las Vegas, Nevada

                                  EVERLERT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS

Current assets
Cash                                                          $         -
Total current assets                                                    -
Fixed assets, net                                                  35,266
Total assets                                                       35,266

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities                                               169,402
Due to related parties                                             69,175
Notes payable - related party                                     435,459
Other liability                                                    57,500
Total current liabilities                                         731,536

Total liabilities                                                 731,536

Commitments and contingencies                                           -

Stockholders' deficit 8% cumulative preferred
stock; $.001 par value; 5,000,000 shares
authorized, 16,000 shares issued and outstanding                       16

Common stock; $.001 par value; 50,000,000
Shares authorized, 20,042,477 shares
issued and outstanding                                             23,452

Additional paid-in capital                                      2,182,615

Common stock issued for prepaid consulting Services               (10,000)

Notes receivable for common stock issuance, net                         -

Accumulated deficit                                            (2,892,353)

Total stockholders' deficit                                      (696,270)
Total liabilities and stockholders' deficit                        35,266

                 See Accompanying Notes to Financial Statements

                                EVERLERT, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS


                                                             Period from       Period from      Period from
                                                             February 3         February 3       February 3
                                                                1998               1998            1998
                                                             (Date of          (Date of          (Date of
                                                             inception)        inception)        inception)
                    Year Ended   Year Ended   Year Ended     through            through          through
                    December 31  December 31  December 31   December 31        December 31     December 31
                       2002         2001        2000           2000               2001            2002
Revenue             $     -      $      -     $      -      $        -        $          -    $        -

Operating expenses
Amortization and
Depreciation         44,278       143,710      136,642         238,774             382,484       426,762
Bad debt                  -             -      917,625         917,625             917,625       917,625
Research and
Development               -             -       68,766         137,149             237,149       237,149
General and
Administrative      326,116       147,738      108,096         787,286             835,024     1,161,140
Total operating
Expenses            370,394       291,448    1,231,129       2,080,834           2,372,282     2,742,676
Loss from
Operations         (370,394)     (291,448)  (1,231,129)     (2,080,834)         (2,372,282)   (2,742,676)

Other expense
Interest expense     41,153        41,153       37,492          67,371             108,524       149,677
Loss before provision
for income taxes   (411,547)     (332,601)  (1,268,621)     (2,148,205)         (2,480,806)   (2,892,353)

Provision for
income taxes              -             -            -               -                   -             -

Net loss           (411,547)     (332,601)  (1,268,621)     (2,148,205)         (2,480,806)   (2,892,353)

Basic and diluted
loss per common
share                 (0.02)        (0.02)       (0.07)          (0.20)              (0.19)        (0.19)

Basic and diluted
weighted average
common shares
outstanding      22,103,852    20,011,244   19,408,597      10,594,804          12,978,699    14,932,048



                             See Accompanying Note to Financial Statements

                                              EVERLERT, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                   STATEMENT OF STOCKHOLDERS' DEFICIT



                                                                    Common
                                                                    Stock     Notes
                                                         Add'l     Issued    Receiv
                                                         Paid        for      able                 Total
                                   Pre                    In        Pre       for       Accumu      Stock
                                   ferred    Common     Capital     Paid    Common     lated       Holder's
         Outstanding Shares        Stock     Stock                 Consul    Stock     Deficit     Deficit
                 Pre                                               ting     ssuance
                 ferred   Common                                   Svc

Balance at
February 3
 1998
(Date of
inception)
                      -        -        -        -           -        -           -          -            -

Common stock
issued for
cash, $0.002
weighted average
price per
share                -  3,154,000       -    3,154      2,646         -          -          -        5,800

Common stock
issued for
expenses,
$0.086 weighted
average              -   490,000       -       490     41,610         -          -          -       42,100
price per share

Common stock
issued for
payment of
debt, $0.05          -    40,000       -        40      1,960         -          -          -        2,000

Net loss             -         -       -         -          -         -          -    (429,316)   (429,316)

Balance December
31, 1998
(RESTATED)           - 3,684,000       -     3,684     46,216         -          -    (429,316)   (379,416)

Preferred stock
issued
for cash
$3.00           11,000         -      11         -     32,990         -          -           -      33,001

Common stock
issued for
expenses,
$0.025 weighted
average
price per
share               - 2,024,000        -    2,024    123,776         -           -          -      125,800

Common stock
issued for
acquired
technology
$0.03              - 12,000,000       -    12,000    396,528         -           -          -      408,528

Common stock
issued for
note
receivable
$1.50              -   300,000        -      300     449,700         -   (450,000)         -            -

$57,375 debt
(including
interest and
financing cost
of $23,375)
satisfied
in exchange of
common stock
$1.50              -        -        -         -           -         -    57,375          -       57,375

Common stock
issued for
cash, $0.12
weighted
average
price per
share             -   884,485        -       884     105,248        -         -           -      106,132

Net loss          -         -        -         -           -        -         -    (450,268)    (450,268)
Balance, December
31, 1999
(RESTATED)   11,000 18,892,485      11    18,892   1,154,458        -  (392,625)   (879,584)     (98,848)

Common stock
issued for
payment of
other
payables         -     359,992       -       360      77,413        -         -           -       77,773

Preferred stock
issued
for cash
 $3.00       3,333           -       3         -       9,997       -          -          -        10,000

Common stock
issued for
note receivable
$1.75            -     300,000       -       300     524,700       -   (525,000)         -             -

Common stock
issued for
services
$0.30            -    120,000        -       120      35,880       -          -          -        36,000

Common stock
issued for
prepaid
consulting
services
$0.50            -   200,000         -       200     99,800 (100,000)         -          -            -

Current
period
recognition
of
prepaid
consulting
services
related to
common stock     -         -         -         -          -   10,000          -          -       10,000

Allowance
for bad
debt
established
for
subscriptions
receivable       -         -         -        -           -        -    917,625          -      917,625

Common stock
issued for
cash, $0.10      -    50,000         -       50       4,950        -          -          -        5,000

Net loss         -         -         -        -           -        -          -  (1,268,621) (1,268,621)

Balance
December 31
2000        14,333 19,922,477       14   19,922   1,907,198  (90,000)         -  (2,148,205)   (311,071)

Preferred
stock issued
for cash
$3.00        1,667          -        2        -       4,998        -          -           -       5,000

Current period
Recognition
of prepaid
consulting
services         -          -        -        -           -   40,000          -           -       40,000

Common stock
issued for
professional
fees,
$0.30            -    120,000        -      120      35,880        -          -           -       36,000

Net loss         -          -        -        -           -        -          -    (332,601)    (332,601)

Balance
December 31,
2001        16,000  20,042,477      16    20,042 1,948,076   (50,000)         -  (2,480,806)    (562,672)

Preferred
stock issued
for cash
$3.00            -           -        -        -         -         -          -           -            -

Current period
Recognition
of prepaid
consulting
services         -           -        -        -         -    40,000          -           -       40,000

Common stock
issued for
professional
fees,
$0.07            -  2,434,939        -   2,435    170,514         -         -           -       172,949

Common stock
 issued to
repay
loan from
related
party
$0.07           -     975,000       -      975     64,025         -         -           -         65,000
Net loss        -           -       -        -          -         -         -    (411,547)      (411,547)

Balance
December 31
2002       16,000  23,452,416      16   23,452  2,182,615   (10,000)        -  (2,892,353)      (696,270)



               See Accompanying Note to Financial Statements


                                      EVERLERT, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                STATEMENTS OF CASH FLOWS



                                                             Period from       Period from      Period from
                                                             February 3         February 3       February 3
                                                                1998               1998            1998
                                                             (Date of          (Date of          (Date of
                                                             inception)        inception)        inception)
                    Year Ended   Year Ended   Year Ended     through            through          through
                    December 31  December 31  December 31   December 31        December 31     December 31
                       2002         2001        2000           2000               2001            2002
Cash flows from
operating
activities:
Net loss          $  (411,546)   $ (332,601)  $(1,268,621)   $ (2,068,205)    $ (2,480,806)   $ (2,892,352)

Adjustments to
reconcile net
loss to net
cash used by
operating
activities:
Amortization and
Depreciation           44,277      143,710       136,642         238,774          382,484          426,761
Bad debt                    -            -       917,625         917,625          917,625          917,625
Interest and financing
costs satisfied
in exchange of common
stock                       -            -             -          23,375           23,375           23,375
Stock based
Compensation          212,949       76,000        46,000         133,900          289,900          502,849

Changes in operating
assets
and liabilities:
Decrease in deposits        -       53,500             -         (53,500)               -                -
Increase (decrease) in
accounts payable      (14,217)     (14,827)        8,251          29,044           14,217                -
Increase in accrued
Liabilities            65,012       42,152        37,492          63,238          105,390          170,402
Increase in due to
related parties        22,060       93,715        17,400          17,400          111,115          133,175

Net cash used by
Operating
Activities            (81,465)      61,649      (105,211)       (698,349)        (636,700)        (718,165)

Cash flows from investing
activities:
Purchase of
fixed assets                -      (53,500)            -               -          (53,500)         (53,500)

Net cash used by
investing activities        -      (53,500)            -               -          (53,500)         (53,500)

Cash flows from financing
activities:
Net proceeds from
issuance of notes
payable - related
parties              (161,099)      (5,000)      68,261         246,930           241,930           80,831

Net proceeds from
issuance
of note payable       185,029      (12,250)      12,249         217,849           205,599          390,628

Net proceeds from issuance
of other
liabilities            57,500            -                                                          57,500

Proceeds from
issuance of
preferred stock             -        5,000      10,000           43,001            48,001           48,001

Proceeds from
issuance of
common stock                -            -       5,000          116,932           116,932          116,932

Proceeds from
issuance of
stock subscriptions
payable                     -            -           -           77,773            77,773           77,773

Net cash provided
by financing
activities             81,430       (12,250)    95,510          702,485          690,235           771,665

Net increase
(decrease) in
cash                      (35)       (4,101)    (9,701)           4,136               35                 -

Cash, beginning
of period                  35         4,136     13,837                -                -                 -

Cash, end of period         -            35      4,136            4,136               35                 -

Supplemental disclosure of
cash flow:
Cash paid for
Interest                    -        14,000          -                -           14,000            14,000

Schedule of non-cash investing
and financing activities:
12,000,000 common shares
issued in exchange for
acquired technology         -             -          -         408,528           408,528           408,528

300,000 common shares issued
in exchange
for notes receivable
for common stock
issuance                    -             -          -         450,000           450,000           450,000
300,000 common shares
issued
in exchange
for notes receivable
for common stock
issuance                    -            -     525,000         525,000           525,000           525,000

Debt satisfied
in exchange
of common stock             -           -            -          34,000            34,000            34,000

40,000 common
shares issued
for payment of debt         -           -            -           2,000             2,000             2,000

200,000 common
 shares issued
in exchange
for prepaid
consulting
services                   -            -      100,000        100,000            100,000           100,000

Other payable
satisfied
through issuance
of
15,000 common
shares                     -            -            -          3,241              3,241             3,241

Other payable
satisfied
through issuance
of
344,992 common
shares                    -            -             -         74,532             74,532            74,532

Other payables
satisfied
through issuance
of
359,992 common
shares                    -            -        77,773         77,773            77,773             77,773



                            See Accompanying Note to Financial Statements

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

Going concern - The Company incurred net losses of approximately $411,500 and $332,600 for the years ended December 31, 2002 and 2001 respectively, and its current liabilities exceed the Company's current assets by approximately $731,500 as of December 31, 2002, raising substantial doubt about the Company's ability to continue as a going concern. The Company plans to complete the development of its voice record and playback smoke detector, along with the heat sensor Christmas tree ornaments. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

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

As of December 31, 2002, the Company has available net operating loss carryovers of approximately $2.9 million that will expire in various periods through 2023. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

New accounting pronouncements - In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2002, 2001 and for the period from February 3, 1998 (Date of Inception) through December 31, 2002, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Comprehensive income (loss) - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the years ended December 31, 2002 and 2001 and the period from February 3, 1998 (Date of Inception) through December 31, 2002.

Research and development costs - Research and development costs are charged to expense as incurred.

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The Company issued no stock, neither granted warrants or options, to employees for compensation for the years ended 2002, 2001, and the period from February 3, 1998 (Date of Inception) through December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

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

Acquired technology                $  408,528
Less:  accumulated amortization       408,528
Acquired technology, net                    -

3.  NOTES RECEIVABLE FOR COMMON STOCK ISSUANCE

The Company entered into several Promissory Note Agreements ("Agreements") during 1999 to exercise warrants acquiring 300,000 shares of the Company's common stock at $1.50 per share and 300,000 shares of the Company's common stock at $1.75 per share. These Agreements entitle the Company to receive funds of $975,000 for the issuance of 600,000 shares of the Company's common stock. In September 1999, the notes receivable for common stock issuance was reduced by $57,375 to satisfy the Company's debt. Accordingly, 38,250 shares of the Company's common stock were transferred from a promissory note holder to the debt holders for full satisfaction of such debts. As of December 31, 2002, the entire balance of $917,625 had been allowed for as bad debt; however the Company plans to take necessary actions to collect these funds.

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

4.  STOCKHOLDERS' DEFICIT

Preferred stock - As of December 31, 2002, 16,000 shares of preferred stock have a conversion feature which may be converted into shares of the Company's common stock on a basis of 10 shares of common stock for 1 share of preferred stock. In addition, these shares of preferred stock are callable 2 years from the date of issuance, but before 3 years from the date of issuance at a redemption rate of 110% of the liquidation value. Accordingly, the liquidation value is stated at $3.00 per share of preferred stock.

Preferred stock dividends in arrears - As of December 31, 2002, the Company has dividends in arrears totaling $12,931.

5.  STOCK BASED COMPENSATION

For the years ended December 31, 2002 and 2001 and the period from February 3, 1998 (Inception) through December 31, 2002, the Company incurred expenses resulting from issuance of common stock totaling $76,000, $46,000 and $289,900, respectively. The value of these expenses was primarily determined for the value of services received. The following table summarizes the Company's stock based compensation activities based on the accounts shown on the statements of operations:

                                                                 Period from
                                                                  February 3,
                                                                1998 (Inception)
                                                                   through
                            December 31        December 31        December 31
                                2002               2001              2002

Consulting                 $  167,949          $    40,000       $   347,949
Research and development            -                   -                300
Professional fees              45,000              36,000            155,000

Total stock based
Compensation                  212,949              76,000            502,849

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

During February 2002, the Company issued 900,000 common shares for professional services totaling $45,000.

During June 2002, the Company issued 125,000 common shares for consulting services totaling $18,750.

During August 2002, the Company issued 1,409,939 common shares for consulting services totaling $109,199.

During the year ended December 31, 2002, the Company recognized
$40,000 of the $100,000 ($0.50 per share) prepaid consulting services for the August 3, 2000 issuance of 200,000 shares of its common stock.

6.  RELATED PARTY TRANSACTIONS

The Company operates from a leased facility under a month-to-month operating lease. The Company leases the facility from Wyvern Technologies, Inc. (an entity controlled by the president of the Company) for $1,500 per month. For the year ended December 31, 2002 and 2001, rent expense related to Wyvern Technologies, Inc totaled $4,500 and $6,000, respectively.

During 1999, the Company issued 2,000,000 common shares to a stockholder of the Company for consulting services valued at $100,000.

During 2000, the Company issued 200,000 common shares to a director of the Company for prepaid consulting services valued at $100,000. As of December 31, 2002, $50,000 of the prepaid consulting services has been recognized as an expense.

During the year ended December 31, 2001, and the period from February 3, 1998 (date of inception) through December 31, 2001, the Company received services from James T. Marsh, the brother and father of two founding stockholders of the Company of approximately $23,000, and $305,000, respectively.

During 2001, Safe at Home Products, Inc. transferred 975,000 shares of the Company's common stock on behalf of the Company to satisfy liabilities. The 975,000 shares, valued at $65,000. During 2002, the Company issued 975,000 shares of common stock to Safe at Home Products, Inc. to satisfy this liability.

As of December 31, 2002, the Company borrowed $69,175 from stockholders of the Company. The balance bears no interest, is unsecured and due on demand.

Notes payable - related parties consist of the following at December 31, 2002:

Promissory note payable to Wyvern Technologies, Inc.
(an entity controlled by the president of the Company),
unsecured, bearing an interest rate of 10% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                         $  173,670

Promissory note payable to a former director and current
stockholder of the Company, unsecured, bearing an
interest rate of 10% and due on demand.  Holder has
option to convert unpaid balances, including accrued
interest, into shares of the Company's common stock
at a price of $1.00 per share                                          68,260

Promissory note payable to a director of the Company,
unsecured, bearing an interest rate of 0% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                              8,500

Promissory note payable to a stockholder of the Company,
unsecured, bearing an interest rate of 10% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                             15,429

Promissory note payable to James T. Marsh,
unsecured, bearing an interest rate of 10% and
due on demand.  Holder has option to convert unpaid balances, including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                            169,000

                                                                      435,459

7.  COMMITMENTS AND CONTINGENCIES

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

8.  SUBSEQUENT EVENTS

During January 2003, the Company issued 11,499,999 shares of the Company's common stock in satisfaction of Other Liability totaling $57,500.

During January 2003, the Company issued 5,499,999 shares of the Company's common stock in consideration of consulting services totaling $27,500.

                              EXHIBIT INDEX

Number               Description

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

10.5   Class A Note issued by Noved Holdings, Inc.
       in favor of the Registrant, dated April 5, 1999 (incorporated by reference to Exhibit
       10.5 of the Form 10-SB/A filed on October 3, 2001)

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

10.9    Promissory Note between the Registrant and
        Safe at Home Products, Inc., dated October 6,
        2001 (incorporated by reference to Exhibit
        10.9 of the Form 10-KSB filed on April 2, 2002.

16.1 Letter on change in certifying accountant, dated January 11, 2001 (incorporated by reference to Exhibit 16.1 of the Form 10-SB/A filed on October 3, 2001).

16.2 Letter on change in certifying accountant, dated January 31,2001 (incorporated by reference to Exhibit 16 of the Form 8-K filed on February 7, 2001).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-
        KSB/A filed on September 8, 2000).