Form 10KSB
period 2003-12-31
EVERLERT INC
filed 2004-04-27
CIK 1064478

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                         COMMISSION FILE NUMBER: 0-28177

                                 EVERLERT, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                           91-1886117
           ----------------                                   -----------------
(State or jurisdiction of incorporation                       (I.R.S. Employer
            or organization)                                 Identification No.)

       4501 Sunny Dunes, Unit B, Palm Springs, California           92263
       --------------------------------------------------           -----
            (Address of principal executive offices)              (Zip Code)

                  Registrant's telephone number: (760) 327-7163

        Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act:      Common Stock,
                                                                $0.001 Par Value

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [ ] No [X] .

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

         The Registrant had no revenues for the fiscal year ended on December 31, 2003. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of close of trading on April 1, 2004: $338,164. As of April 1, 2004, the Registrant had 41,952,414 shares of common stock issued and outstanding.

                                TABLE OF CONTENTS
PART I                                                                      PAGE

         ITEM 1.  DESCRIPTION OF BUSINESS....................................3

         ITEM 2.  DESCRIPTION OF PROPERTY....................................5

         ITEM 3.  LEGAL PROCEEDINGS..........................................5

         ITEM 4.  SUBMISSION OF MATTERS TO VOTE
                  OF SECURITY HOLDERS .......................................5

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS................................5

         ITEM 6.  PLAN OF OPERATION..........................................6

         ITEM 7.  FINANCIAL STATEMENTS......................................14

         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE....................15

         ITEM 8A. CONTROLS AND PROCEDURES...................................15

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(A) OF THE EXCHANGE ACT.........................15

         ITEM 10. EXECUTIVE COMPENSATION....................................17

         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT, AND RELATED
                  STOCKHOLDER MATTERS.......................................18

         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS..............................................21

         ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..........................24

         ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES....................24

SIGNATURES..................................................................26

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT.

         Everlert, Inc., a Nevada corporation ("Registrant"), was originally incorporated on February 3, 1998, and has adopted a December 31 year-end. In February 1998, the articles of incorporation were amended to add to the authorized shares 5,000,000 shares of preferred stock and increase the authorized common stock to 50,000,000. In December 2003, the articles of incorporation were amended to increase the number of authorized common shares to 800,000,000.

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

         At December 31, 2003 and currently, the Registrant is a development stage company, since it has not commenced its planned principal operations. The amount of accumulated deficit from inception (February 3, 1998) through December 31, 2003 is $3,077,687.

         Prior to March 2004, the Registrant's principal business objective is to develop, manufacture and market smoke and heat detectors and related products for residential and commercial fire safety. The Registrant had developed two smoke and heat detector products for residential or commercial application consisting of four models - two for each product. The first smoke detector product is portable decorative and will be targeted initially for the Christmas season market. This design features one model that detects the presence of abnormally high heat and/or smoke in the vicinity of a Christmas tree, fireplace or other fire hazard. When either heat or smoke is detected, an audio alarm notifies the resident of impending danger. The less costly version detects heat only, as opposed to the more costly model, which detects heat and smoke. Both models are encased in attractive plastic ornamental metallized cases and operate on a single 9-volt DC battery.

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

         Based on an evaluation and report prepared for the Registrant by Select University Technologies, Inc. of Costa Mesa, California, stating that the market for Everlert products may not be easily penetrated by the company, management has determined a change of direction of the company is indicated. Thus, effective as of March 22, 2004, the Registrant's board of directors has determined that because it has had no revenues from operations since it was formed the Registrant does not plan to continue the business activities that it previously conducted. It plans to pursue a business combination or other strategic transaction. The Registrant believes its status as a public company may be attractive to a private company wishing to merge with it; however, there is no guarantee that a business combination or other strategic transaction will be consummated.

BUSINESS OF THE REGISTRANT.

         The Registrant currently has no operations, and has no employees. The Registrant owns no patents or trademarks.

         The Registrant intends to take advantage of any reasonable business proposal presented which management believes will provide the Registrant and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

         The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Registrant to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation may not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Registrant of all related costs incurred.

         Currently, management is not able to determine the time or resources that will be necessary to locate and acquire or merge with a business prospect. There is no assurance that the Registrant will be able to acquire an interest in any such prospects, products or opportunities that may exist or that any activity of the company, regardless of the completion of any transaction, will be profitable.

         If and when the Registrant locates a business opportunity, management of the Registrant will give consideration to the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Registrant would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Registrant's shareholders due to the issuance of stock to acquire such an opportunity.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Until December 31, 2002, the Registrant leased its office space from Wyvern Technologies. The terms of this lease were for $1.00 per square foot per month ($2,500 per month) on a month-to-month basis. During 2003, in order to curtail expenses the office space leased from Wyvern was discontinued.

         As of January 1, 2004, the Registrant has relocated its offices to Palm Springs, California. The Registrant leased an 800 square foot office on a month-to-month basis, at a rate of $550.00 per month. The Registrant considers these offices to be adequate to conduct the business of the company in its current state.

ITEM 3.  LEGAL PROCEEDINGS.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION.

         From August 12, 1998 to November 17, 1999, and February 12, 2002 to May 22, 2003 the Registrant's common stock was traded on the Over the Counter Bulletin Board. From No November 18, 1999 to February 11, 2002, and May 23, 2003 to the present, its common stock has been traded on the Pink Sheets LLC under the symbol "EVRL". The range of closing bid prices shown below is reported while trading on the Bulletin Board and the Pink Sheets. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2003
----------------------------------------------

                                                               HIGH        LOW
                                                               ----        ---

Quarter Ended December 31, 2003                                0.05       0.02
Quarter Ended September 30, 2003                               0.08       0.01
Quarter Ended June 30, 2003 (1)                                0.02       0.01
Quarter Ended March 31, 2003 (2)                               0.005      0.005

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2002
----------------------------------------------

                                                               HIGH        LOW
                                                               ----        ---

Quarter Ended December 31, 2002 (3)                            0.02       0.005
Quarter Ended September 30, 2002                               0.12       0.02
Quarter Ended June 30, 2002                                    0.23       0.05
Quarter Ended March 31, 2002                                   0.30       0.05

(1) The shares traded on only 2 days during this quarter.

(2) The shares did not trade during this quarter.

(3) The shares traded on only 3 days during this quarter.

HOLDERS OF COMMON EQUITY.

         As of April 1, 2004, there were approximately 140 shareholders of record of the Registrant's common stock.

DIVIDEND INFORMATION.

         The Registrant has not declared or paid a cash dividend to stockholders since it was organized. The board of directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

SECURITIES SOLD WITHOUT REGISTRATION.

         The Registrant did not make any sales of securities without registration (restricted) during the fiscal year ended December 31, 2003.

ITEM 6.  PLAN OF OPERATION.

TWELVE-MONTH PLAN OF OPERATION.

         The operational period for the period from February 3, 1998 (inception) through December 31, 2003 achieved two main goals for the Registrant: (a) formation of the organization to pursue the Registrant's business objective, and
(b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant devoted substantially all of its past efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Exchange Act of 1934, and its commencement of trading on the Over-the-Counter Bulletin Board.

         On August 8, 2002, the board of directors determined that some changes were indicated because of lack of progress in bringing the smoke detection products to market. On that date the board of directors agreed to elect a new slate of officers and directors and subsequently a board of directors meeting held on August 18, 2002, elected a new slate and the existing officers directors resigned concurrently with the election of the new officers and directors. The new board of directors consisted of James H. Alexander, president, Ed Fowler, secretary, Dannie Shaver, and David Paulson. Mr. Paulson, also served as a director prior to the new board election.

         The new board of directors decided to retain the services of an independent business consultant to evaluate the Everlert products and business plan. The primary purposes of the evaluation were to:

o        determine the overall feasibility of the plan;

o make an independent evaluation of the projected market size and estimates of revenues in the business plan;

o evaluate and enumerate the "patentability" of the intellectual property owned or assigned to the registrant; and

o make suggestions to the new management team as to how to proceed in pursuit of the existing business plan or to make suggestions as to options or modifications of the business plan.

         The new management team hired Select University Technologies, Inc. ("SUTI") of Costa Mesa, California to perform the evaluation and report (see
Exhibit 10.13 to this Form 10-KSB). SUTI, is a multi-project business accelerator, devoted to the launch of new technology companies. SUTI carefully selects patented laboratory discoveries and transforms them into unique and compelling commercial products and enterprises. More information can be obtained about SUTI by visiting the SUTI website at www.suti.com.

         The final SUTI report was received on March 22, 2004, and indicates that the market for Everlert products may not be easily penetrated by the Registrant. As a result of this report, the board of directors determined that a change of direction of the company was indicated.

         Effective as of March 22, 2004, the board of directors determined that because the company has had no revenues from operations since it was formed, it should not continue the business activities that it previously conducted. The Registrant now plans to pursue a business combination or other strategic transaction. The Registrant believes its status as a public company may be attractive to a private company wishing to merge with it, but there is no guarantee that a business combination or other strategic transaction will be consummated. If a business combination or other strategic transaction is not consummated in a suitable timeframe or cannot be consummated due to excessive cost or for any other reason, there is substantial doubt the Registrant will be able to continue as a going concern.

         The Registrant is considered a development stage enterprise. Current management of the Registrant believes that the need for additional capital going forward cannot immediately be derived from earnings generated from the sale of its products. Because of this, it is the intent of the Registrant to seek to raise additional capital. There can be no assurance that any such financing can be obtained or, if obtained that it will be on reasonable terms. In the interim, certain stockholders, including the president, have agreed to provide such funds as are necessary to meet its ongoing obligations. The Registrant currently has no arrangements or commitments for accounts and accounts receivable financing.

         At the time of this filing, realization of sales of the Registrant's products for the 12 months ended on December 31, 2003, previously deemed by management as being "vital to its plan of operations," did not occur. The Registrant's past inability to distribute, and generate awareness of, the Registrant's products must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new markets. There can be no assurance that the Registrant will be successful in establishing a base of operations, and the failure to do so could have a material adverse effect on the Registrant's business, prospects, financial condition and results of operations.

         The Registrant incurred a significant accumulated deficit for the period from February 3, 1998 (inception) through December 31, 2003 totaling $3,077,687. Expenditures for the fiscal year ended December 31, 2003 were primarily due to costs incurred for amortization, consulting fees, and accounting services. Comparison of the fiscal year ended December 31, 2003 to the fiscal year ended December 31, 2002 shows a decrease of $213,001 for general and administrative expenses. The decrease is due in large part to a decrease in consulting and other fees paid during 2003.

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

         The Registrant incurred continuing net losses: $411,547 for the fiscal year ended December 31, 2002, $185,334 for the fiscal year ended December 31, 2003, and $3,077,687 for period from February 3, 1998 (date of inception) to December 31, 2003. The Registrant's current liabilities exceed its current assets by $731,536 as of December 31, 2002 and $746,604 as of December 31, 2003. At December 31, 2003, the Registrant had an accumulated deficit of $3,077,687; as of that date, the Registrant had no working capital. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b) NEED FOR ADDITIONAL FINANCING MAY AFFECT OPERATIONS AND PLAN OF BUSINESS.

         Since inception, the Registrant has financed operations primarily through private placements of common stock, and certain borrowings. In addition, there is a promissory note between the Registrant and a former director totaling $68,260, a promissory note between the Registrant and Wyvern Technologies, Inc. totaling $173,670, and a promissory note between the Registrant and James T. Marsh, a former consultant to the company, totaling $169,599. These promissory notes are unsecured, due on demand and payable in one payment including principal and interest at maturity, bearing an interest rate of 10%. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share.

         While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to implement a new business for the company, there is no assurance of that occurring. The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise up to $1,000,000 or more over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountant audit report included in this Form 10-KSB includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

         If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the company's financial condition, which could require the company to:

o        curtail operations significantly;

o        sell significant assets;

o seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

o explore other strategic alternatives including a merger or sale of the company.

         To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant's operations. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

(c) CONTROL BY OFFICERS AND DIRECTORS OVER AFFAIRS OF THE REGISTRANT MAY OVERRIDE WISHES OF OTHER STOCKHOLDERS.

         The Registrant's officers and directors, and other significant shareholders, beneficially own approximately 70% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

(d) LOSS OF ANY OF CURRENT MANAGEMENT COULD HAVE ADVERSE IMPACT ON BUSINESS AND PROSPECTS FOR REGISTRANT.

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

(e) POTENTIAL CONFLICTS OF INTEREST MAY AFFECT ABILITY OF OFFICERS AND DIRECTORS TO MAKE DECISIONS IN THE BEST INTERESTS OF REGISTRANT.

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

(f) LIMITATIONS ON LIABILITY, AND INDEMNIFICATION, OF DIRECTORS AND OFFICERS MAY RESULT IN EXPENDITURES BY REGISTRANT.

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

(g) ABSENCE OF CASH DIVIDENDS MAY AFFECT INVESTMENT VALUE OF REGISTRANT'S STOCK.

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

(h) NO CUMULATIVE VOTING MAY AFFECT ABILITY OF SOME SHAREHOLDERS TO INFLUENCE MANGEMENT OF REGISTRANT.

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

(i) NO ASSURANCE OF CONTINUED PUBLIC TRADING MARKET AND RISK OF LOW PRICED SECURITIES MAY AFFECT MARKET VALUE OF REGISTRANT'S STOCK.

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

(j) FAILURE TO MAINTAIN MARKET MAKERS MAY AFFECT VALUE OF REGISTRANT'S STOCK.

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

(k) THE PRICE PER SHARE FOR SALES OF UNREGISTERED SECURITIES BY REGISTRANT LESS THAN THEN CURRENT MARKET PRICE.

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

(l) SALE OF SHARES ELIGIBLE FOR FUTURE SALE COULD ADVERSELY AFFECT THE MARKET PRICE.

         All of the approximate 25,400,000 shares of common stock that are currently held, directly or indirectly, by significant shareholders of the Registrant (other than management), as shown in the chart under Part III, Item 11 of this Form 10-KSB, have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

(m) STATUS AS A PSEUDO CALIFORNIA CORPORATION COULD ADVERSELY AFFECT THE OPERATION OF THE REGISTRANT.

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

CRITICAL ACCOUNTING POLICIES.

         The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; and (b) non-cash compensation valuation. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

(a) USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS.

         The preparation of these financial statements requires the Registrant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Registrant evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Registrant bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b) STOCK-BASED COMPENSATION ARRANGEMENTS.

         The Registrant intends to issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances will be valued at the fair market value of the service provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of selling, general and administrative expenses in the accompanying statement of operations.

FORWARD LOOKING STATEMENTS.

         The foregoing plan of operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, its critical accounting policies, its profitability and factors contributing to its future growth and profitability. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as its ability to find additional financing. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

         Financial statements as of and for the year ended December 31, 2003, for the year ended December 31, 2002, and for the period from inception (February 3, 1998) through December 31, 2003 are presented in a separate section of this report following Item 14. ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

         Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president and treasurer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

CHANGES IN DISCLOSURE CONTROLS AND PROCEDURES.

         There were no significant changes in the Registrant's disclosure controls and procedures, or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

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

         James Alexander, Dannie Shaver, Ed Fowler, and David Paulson were appointed to the board of directors on August 27, 2002, after which the previous directors of the company, James Weber and Jerry Hilbert, resigned. This change in management occurred as a result of a Definitive Agreement and Management Plan entered into by the Registrant on that date (see "Certain Relationships and Related Transactions"). Messrs. Fowler and Paulson subsequently resigned from the board of directors.

(a)      JAMES H. ALEXANDER, PRESIDENT/DIRECTOR.

         Mr. Alexander, age 66, is the founder of Isotec, Inc., a company engaged in the design, manufacture and installation of access control portals for the security markets involving weapons detection and asset protection, personnel and material, control for federal and state government, financial institutions, and business/commercial applications. Isotec is a subsidiary of World Am Communications, Inc., a reporting company of which Mr Alexander is a director and president.

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

(b)      DANNIE SHAVER, SECRETARY/TREASURER/DIRECTOR.

         Mr. Shaver, age 53, is in charge of all operational aspects of the Registrant. He joined the Registrant in August of 2002 on a part time basis assuming the responsibilities for operations. Mr. Shaver is also in charge of operations for Isotec, Inc. a Colorado company and has been in that capacity since 2001. From 1986 through 2001 Mr. Shaver was employed by The Washington Group (Formerly Raytheon E & S) In this position Mr. Shaver had operational responsibility for the assembly shop and model shop. He was involved in numerous modifications to their nuclear fueling systems, and provided field technical support for installation of the systems at nuclear power plants. He supervised the model group for 13 years, including estimating, design, procurement and assembly. In addition he has been involved as principal of another company in design and development of 9 new product prototypes for various electronic hardware-packaging projects.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Section 16(a) of the Exchange Act requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the SEC. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(d) during fiscal 2003 with respect to fiscal 2003, and certain written representations from executive officers and directors, the Registrant is aware that the following reports were not timely filed: (a) a Form 4 to cover the 1,500,000 shares issued to Mr. Alexander on January 24, 2003; (b) a Form 4 to cover the 1,500,000 shares issued to Mr. Shaver on January 24, 2003; and (c) Form 5's for each to cover these Form 4 transactions not previously reported. Each of these individuals is currently in the process of preparing a Form 5 for filing with the SEC. The Registrant is unaware that any other required reports were not timely filed.

CODE OF ETHICS.

         The Registrant has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics is attached as Exhibit 14 to this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE.

         The following table sets forth certain information relating to the compensation paid by the Registrant during the last three fiscal years to the Registrant's chief executive officer/president. No other executive officer of the Registrant received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2003 and for the two prior years.

==================================================================================================================
                                        ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                 ---------------------------------- ----------------------------------------------
                                                                            AWARDS           PAYOUTS
                                                                    ------------------------ -------
                                                                                 SECURITIES
                                                                    RESTRICTED   UNDERLYING             ALL OTHER
   NAME AND PRINCIPAL                                 OTHER ANNUAL    STOCK       OPTIONS/    LTIP       COMPEN-
       POSITION          YEAR     SALARY     BONUS    COMPENSATION    AWARD(S)     SARS      PAYOUTS     SATION
                                   ($)         ($)       ($)(1)        ($)         (#)         ($)         ($)
==================================================================================================================
James H. Alexander,    2003         -          -        $45,000          -           -          -         -
president (1)          2002         -          -           -             -           -          -         -

==================================================================================================================
James J. Weber,        2002         -          -           -             -           -          -         -
president (2)          2001         -          -           -             -           -          -         -

==================================================================================================================

(1) The compensation consists of 1,500,000 free trading shares of common stock issued on January 15, 2003. Mr. Alexander was appointed to the board of directors, and appointed president, on August 27, 2002.

(2) Mr. Weber resigned as president of the company on August 27, 2002 and as a director of the company on January 6, 2003.

EMPLOYMENT CONTRACTS.

         The Registrant has entered into an employment agreement with Mr. Alexander, dated August 27, 2002. This agreement is discussed under "Certain Relationships and Related Transactions."

OTHER COMPENSATION.

         (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2003 provided for or contributed to by the Registrant.

         (b) (1) on July 10, 2001, the Registrant adopted a Non-Employee Director and Consultant Retainer Stock Plan; and (2) on December 16, 2002, the Registrant adopted the 2002 Stock Compensation Plan. See a description of these plans under Item 11, below. The Registrant may pay compensation to officers and directors in the future under these plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information regarding the beneficial ownership of shares of common stock of the Registrant ("Shares") as of April 1, 2004 (41,952,414 shares issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Registrant, and as a group (each person has sole voting power and sole dispositive power as to the shares shown):

---------------------- ----------------------------- --------------------------------- ------------------------

                           NAME AND ADDRESS OF                  AMOUNT OF
   TITLE OF CLASS            BENEFICIAL OWNER            BENEFICIAL OWNERSHIP (1)         PERCENT OF CLASS
---------------------- ----------------------------- --------------------------------- ------------------------
    Common Stock          Safe at Home Products,              11,025,000 (2)                    26.47%
                          Inc., 1201 East Warner
                            Avenue, Santa Ana,
                             California 92705
---------------------- ----------------------------- --------------------------------- ------------------------
    Common Stock        James J. Weber, 1201 East              7,287,269 (3)                     17.37%
                        Warner Avenue, Santa Ana,
                             California 92705
---------------------- ----------------------------- --------------------------------- ------------------------
    Common Stock         Todd T. Marsh, 1201 East              7,113,600 (4)                     16.96%
                        Warner Avenue, Santa Ana,
                             California 92705
---------------------- ----------------------------- --------------------------------- ------------------------
    Common Stock         James H. Alexander, 4501                1,500,000                       3.57%
                        Sunny Dunes, Unit B, Palm
                           Springs, California
                                  92663
---------------------- ----------------------------- --------------------------------- ------------------------
    Common Stock              Dannie Shaver,                     1,500,000                       3.57%
                        4501 Sunny Dunes, Unit B,
                         Palm Springs, California
                                  92663
---------------------- ----------------------------- --------------------------------- ------------------------
    Common Stock       Shares of all directors and               3,000,000                       7.15%
                         executive officers as a
                            group (2 persons)
---------------------- ----------------------------- --------------------------------- ------------------------

(1) None of these security holders has the right to acquire any amount of the Shares from options, warrants, rights, conversion privilege, or similar obligations.

(2) Safe at Home Products, Inc. is collectively controlled by Mr. Weber and Jerry G. Hilbert (both former directors of the Registrant, who jointly share investment control of 51.458% of Safe at Home); their individual ownership is 46.78% and 4.678%, respectively. The other major shareholder of that firm is Sigam Investments, Inc., which owns a 46.78% interest.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

         The Registrant has adopted two equity compensation plan (neither of which has been approved by the company's shareholders) as of December 31, 2003:

(a)      NON-EMPLOYEE DIRECTORS AND CONSULTANTS RETAINER STOCK PLAN.

         On July 10, 2001, the Registrant adopted a Non-Employee Directors and Consultants Retainer Stock Plan (this plan was amended on June 3, 2002). The purposes of the plan are to enable the Registrant to promote the interests of the company by attracting and retaining non-employee directors and consultants capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 20,000,000 shares of common stock were registered under this plan under Form S-8's filed with the SEC on August 7, 2001, February 6, 2002, and June 17, 2002. As of December 31, 2003, there were 30,002 shares remaining to be issued under this plan.

(b)      2002 STOCK COMPENSATION PLAN.

         On December 16, 2002, the Registrant adopted the 2002 Stock Compensation Plan. The purposes of the plan are to enable the Registrant to promote the interests of the company by attracting and retaining consultants and independent contractors for the company capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 55,000,000 shares of common stock were registered under this plan under a Form S-8 filed with the SEC on January 24, 2003. As of December 31, 2003, no shares had been issued under this plan.

                                  EQUITY COMPENSATION PLAN INFORMATION
                                         AS OF DECEMBER 31, 2003
-------------------------------------------------------------------------------------------------------
                                                                                NUMBER OF SECURITIES
                                                                               REMAINING AVAILABLE FOR
                                                                                FUTURE ISSUANCE UNDER
                            NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        EQUITY COMPENSATION
                            BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         PLANS (EXCLUDING
                            OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
                              WARRANTS AND RIGHTS      WARRANTS AND RIGHTS           COLUMN (a))

      PLAN CATEGORY                   (a)                      (b)                       (c)
-------------------------------------------------------------------------------------------------------
Equity compensation plans              0                        0                         0
   approved by security
         holders
-------------------------------------------------------------------------------------------------------
Equity compensation plans              0                        0                   Directors and
 not approved by security                                                      Consultants Stock Plan:
         holders                                                                   30,002 shares;
                                                                               2002 Stock Compensation
                                                                               Plan: 55,000,000 shares
-------------------------------------------------------------------------------------------------------
          Total                        0                        0                   Directors and
                                                                               Consultants Stock Plan:
                                                                                   30,002 shares;
                                                                               2002 Stock Compensation
                                                                               Plan: 55,000,000 shares
-------------------------------------------------------------------------------------------------------

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

         (a) James T. Marsh, a former significant consultant to the Registrant, was involved with the company since its inception as a consultant; as of July 1, 2002, Mr. Marsh's services as a consultant were terminated. From 1996 to September 2002, Mr. Marsh also served as a consultant for Wyvern Technologies, Inc. and Safe at Home Products, Inc., two affiliates of the Registrant. He is the Todd T. Marsh. The arrangement was informal since the work performed was without a consulting agreement. In the beginning, James Marsh's efforts were directed involved the development of the original business plan, market definition and coordination with counsel the documents required for a Rule 504 offering. Since that time, he continued in the capacity as a consultant, coordinating SEC financial report filings with the accountants and the company's securities attorney. James Marsh invoiced the Registrant for his services, as requested, at the rate of $50.00 per hour.

         The Registrant has paid James Marsh $135,400 since January 1998 for his services to the company, as follows: 1998: $16,400; 1999: $69,700; 2000:
$26,300; and 2001: $23,000. Additionally, he accepted a convertible promissory note, dated March 22, 1999, in the amount of $169,600 for services rendered to the Registrant up to that date. The note, attached as Exhibit 10.1 to this Form 10-KSB, is unsecured and payable in one payment, including principal and interest at maturity, bearing an interest rate of 10%. The note was originally due not later than March 22, 2000; it was extended to December 31, 2002 by oral agreement of the parties. The holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share. The closing market price of the Registrant's common stock on March 22, 1999 was $2.94.

         (b) On July 14, 2000, the Registrant borrowed $68,260 from Mr. Hilbert, a former director of the company. The note, attached as Exhibit 10.8 to this Form 10-KSB, is unsecured and payable in one payment, including principal and interest at maturity, bearing an interest rate of 10%. The note was originally due note later than July 14, 2001; it was extended to December 31, 2002 by oral agreement of the parties. The holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share. The closing market price of the Registrant's common stock on the last trade date (April 26, 2000) prior to this date was $2.25.

         (c) On August 27, 2002, the Registrant entered into an agreement (Definitive Agreement and Management Plan) with Mr. Alexander under which new members where appointed to the board of directors, including Mr. Alexander, and the old board of directors would resign thereafter (see Exhibit 10.10 to this Form 10-KSB). On the basis of this agreement, on this date four new directors (Messrs. Alexander, Shaver, Fowler, and Paulson) were appointed to the board of directors and the two previous directors of the company (Messrs Weber and Hilbert) resigned.

         (d) On August 28, 2002, the Registrant has entered into an employment agreement with Mr. Alexander (see Exhibit 10.11 to this Form 10-KSB). This agreement was amended most recently on January 20, 2004. This agreement is for a term of three years, commencing on January 20, 2004. Under this agreement, the Registrant agreed to pay Mr. Alexander the following: (1) fixed compensation in the amount of 1,500,000 restricted shares of common stock per year, payable in equal annual installments, registered under Form 144 (this salary to be reviewed and may be adjusted from time to time during the term of the agreement by the board of directors or compensation and benefits committee of the board); and (2) a bonus from time-to-time based upon performance of the executive (the criteria to help determine the performance of the executive may include for example, stock price, market share, sales, earnings per share, return on effective merger and or acquisitions; the ultimate amount of bonus shall be determined by the board of directors). Mr. Alexander is also entitled to participate in any pension, profit sharing, medical reimbursement, insurance or other employee payment or benefit plan of the company as may be in effect from time to time. On January 15, 2003, Mr. Alexander was issued 1,500,000 free trading shares of common stock under this agreement.

         (e) On August 28, 2002, the Registrant entered into a consulting services agreement with Jerry G. Hilbert (see Exhibit 10.12 to this Form 10-KSB). Under this agreement, Mr. Hilbert agreed to provide certain services required in working to bring about the coordination and implementation of all electronic and mechanical designs of the Everlert smoke detectors. He was paid $2,500 per month under this agreement. This agreement was terminated when Mr. Hilbert resigned as a director on January 6, 2003.

         (f) On January 15, 2003, the Registrant issued 1,500,000 free trading shares of common stock to Mr. Shaver for services to be rendered as a director of the company.

         (g) On April 10, 2003, Mr. Alexander has loaned the Registrant $8,500. This loan is evidenced by a promissory note dated April 10, 2003 (see Exhibit
10.14 to this Form 10-KSB). This note bears no interest (except upon default) and is due on demand, but not later than one year. Under the terms of this note, Mr. Alexander, as the note holder, may, at his option and at any time convert all or any portion of the then outstanding principal amount into that number of fully paid shares of Registrant common stock equal to the amount of the then outstanding principal amount as of the date of conversion divided by the average share price on the date of issuance. He may exercise this option on more than one occasion, so long as there still remains an outstanding principal balance under this Note. This term of this note is in the process of being extended.

         (h) On April 9, 2004, Mr. Alexander has loaned the Registrant an additional $7,000. This additional loan is evidenced by a promissory note dated April 9, 2004 (see Exhibit 10.15 to this Form 10-KSB). This note bears no interest (except upon default) and is due on demand, but not later than one year. Under the terms of this note, Mr. Alexander, as the note holder, may, at his option and at any time convert all or any portion of the then outstanding principal amount into that number of fully paid shares of Registrant common stock equal to the amount of the then outstanding principal amount as of the date of conversion divided by the average share price on the date of issuance. He may exercise this option on more than one occasion, so long as there still remains an outstanding principal balance under this Note.

         (i) Until December 31, 2002, the Registrant leased its office space from Wyvern Technologies. The terms of this lease were for $1.00 per square foot per month ($2,500 per month) on a month-to-month basis. During 2003, in order to curtail expenses the office space leased from Wyvern was discontinued. Management does not believe the rate is equivalent to an arms length transaction (below what would be charged the Registrant by a third party).

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

         Mr. Alexander is engaged as a director of another business (World Am Communications, Inc.); he currently devotes approximately 10% of his time to the affairs of the Registrant. Also, Mr. Shaver only devotes about 25% of this time to the business of the Registrant as he is involved in other business ventures. As a result, certain potential conflicts of interest, such as those set forth above with the transactions, may arise between the Registrant and the directors. The Registrant will attempt to resolve such conflicts of interest in favor of the Registrant by carefully reviewing each proposed transaction to determine its fairness to the Registrant and its shareholders and whether the proposed terms of the transaction are at least as favorable as those which could be obtained from independent sources. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts is in any manner prejudicial to the Registrant.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS.

         Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES.

         The aggregate fees billed for each of the last two fiscal years for professional services rendered by L.L. Bradford & Company, LLC for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2003: $7,500; and 2002: $10,000.

AUDIT-RELATED FEES.

         The aggregate fees billed in each of the last two fiscal years for assurance and related services by L.L. Bradford & Company, LLC that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

TAX FEES.

         The aggregate fees billed in each of the last two fiscal years for professional services rendered by L.L. Bradford & Company, LLC for tax compliance, tax advice, and tax planning: $0.

ALL OTHER FEES.

         The aggregate fees billed in each of the last two fiscal years for products and services provided by L.L. Bradford & Company, LLC, other than the services reported above: $0.

AUDIT COMMITTEE.

         The Registrant's audit committee consists of Messrs. Alexander and Shaver. The audit committee has not adopted a written charter. The Registrant's board of directors has determined that the company does not have an audit committee financial expert serving on its audit committee; the company has been unable to secure the services of such a person but is actively seeking one.

         The Registrant's does not have any pre-approval policies and procedures. The audit committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves all professional services provided by the independent accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, and reviews the adequacy of the Registrant's internal accounting controls.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   EVERLERT, INC.



Dated: April 23, 2004                              By: /s/ James H. Alexander
                                                       -------------------------
                                                   James H. Alexander, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                                      Title                                        Date
----------------------------------- ---------------------------------------------------- -----------------------------



/s/ James H. Alexander              President/Director                                          April 23, 2004
----------------------
James H. Alexander


/s/ Dannie Shaver                   Secretary/Treasurer (principal financial and
-----------------                   accounting officer)/Director                                April 23, 2004
Dannie Shaver


                          L.L. BRADFORD & COMPANY, LLC
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Everlert, Inc.
(A Development Stage Company)
Santa Ana, California

We have audited the accompanying balance sheet of Everlert, Inc. (a development stage company) as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002 and the period from February 3, 1998 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Everlert, Inc. (a development stage company) as of December 31, 2003, and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 and the period from February 3, 1998 (date of inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States.

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


/s/ L.L. Bradford & Company, LLC
--------------------------------
L.L. Bradford & Company, LLC
April 6, 2004
Las Vegas, Nevada



          3441 SOUTH EASTERN AVENUE, SUITE 200, LAS VEGAS, NEVADA 89109
                  O (702) 735-5030 O FACSIMILE (702) 735-4854

                                 EVERLERT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS

Current assets
    Cash                                                           $        --
                                                                   ------------


      Total current assets                                                  --


Fixed assets                                                             5,000
                                                                   ------------

Total assets                                                       $     5,000
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable                                               $       800
    Accrued liabilities                                                236,170
    Due to related parties                                              69,175
    Notes payable - related party                                      440,459
                                                                   ------------

      Total current liabilities                                        746,604
                                                                   ------------

      Total liabilities                                                746,604

Stockholders' deficit
    8% cumulative preferred stock; $0.001 par value;
      5,000,000 shares authorized, 16,000 shares
      issued and outstanding                                                16
    Common stock; $0.001 par value; 800,000,000
      shares authorized, 41,952,414 shares
      issued and outstanding                                            41,952
    Additional paid-in capital                                       2,294,115
    Accumulated deficit                                             (3,077,687)
                                                                   ------------

      Total stockholders' deficit                                     (741,604)
                                                                   ------------

      Total liabilities and stockholders' deficit                  $     5,000
                                                                   ============

                 See Accompanying Notes to Financial Statements

                                           EVERLERT, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF OPERATIONS
                                                                                  PERIOD FROM
                                                                                FEBRUARY 3, 1998
                                                                               (DATE OF INCEPTION)
                                              FOR THE YEAR ENDED DECEMBER 31,         THROUGH
                                                 2003                2002        DECEMBER 31, 2003
                                             -------------      -------------      -------------
Revenue                                      $         --       $         --       $         --

Operating expenses
    Amortization and depreciation                   8,025             44,278            434,787
    Bad debt                                           --                 --            917,625
    Research and development                           --                 --            237,149
    General and administrative                    113,115            326,116          1,274,255
                                             -------------      -------------      -------------


      Total operating expenses                    121,140            370,394          2,863,816
                                             -------------      -------------      -------------


Loss from operations                             (121,140)          (370,394)        (2,863,816)


Other expense
    Interest expense                              (41,153)           (41,153)          (190,830)
    Impairment of fixed assets                    (22,241)                --            (22,241)
                                             -------------      -------------      -------------


Loss before provision for income taxes           (184,534)          (411,547)        (3,076,887)


Provision for income taxes                           (800)                --               (800)
                                             -------------      -------------      -------------

Net loss                                     $   (185,334)      $   (411,547)      $ (3,077,687)
                                             =============      =============      =============

Basic and diluted loss per common share      $      (0.00)      $      (0.02)      $      (0.17)
                                             =============      =============      =============

Basic and diluted weighted average
    Common shares outstanding                  41,242,825         22,103,852         17,941,084
                                             =============      =============      =============


                           See Accompanying Notes to Financial Statements


                                                          EVERLERT, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENT OF STOCKHOLDERS' DEFICIT


                                                                                     COMMON
                                                                                      STOCK      NOTES
                                                                                   ISSUED FOR  RECEIVABLE                  TOTAL
                                   OUTSTANDING SHARES                    ADDITIONAL  PREPAID   FOR COMMON                  STOCK-
                                  --------------------  PREFERRED  COMMON  PAID-IN  CONSULTING   STOCK     ACCUMULATED    HOLDERS'
                                     PREFERRED  COMMON    STOCK    STOCK   CAPITAL   SERVICES   ISSUANCE    DEFICIT      DEFICIT
                                     -------- ----------  -----  -------- ---------- ---------  --------- -----------  -----------
Balance at February 3, 1998
   (Date of  inception)                    --         --  $  --  $     -- $       -- $     --   $     --  $       --   $       --

Common stock issued for
   cash, $0.002 weighted average
   price per share                         --  3,154,000     --     3,154      2,646       --         --          --        5,800

Common stock issued for
  expenses, $0.086
  weighted
  average price per share                  --    490,000     --       490     41,610       --         --          --       42,100

Common stock issued for
  payment of debt, $0.05                   --     40,000     --        40      1,960       --         --          --        2,000

Net loss                                   --         --     --        --         --       --         --    (429,316)    (429,316)
                                     -------- ----------  -----  -------- ---------- ---------  --------- -----------  -----------

Balance, December 31, 1998
(RESTATED)                                 --  3,684,000     --     3,684     46,216       --         --    (429,316)    (379,416)

Preferred stock issued
  for cash, $3.00                      11,000         --     11        --     32,990       --         --          --       33,001

Common stock issued for
  expenses, $0.025 weighted
  average price per share                  --  2,024,000     --     2,024    123,776       --         --          --      125,800



                                                          EVERLERT, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENT OF STOCKHOLDERS' DEFICIT
                                                            (CONTINUED)


                                                                                     COMMON
                                                                                      STOCK      NOTES
                                                                                   ISSUED FOR  RECEIVABLE                  TOTAL
                                   OUTSTANDING SHARES                    ADDITIONAL  PREPAID   FOR COMMON                  STOCK-
                                  --------------------  PREFERRED  COMMON  PAID-IN  CONSULTING   STOCK     ACCUMULATED    HOLDERS'
                                     PREFERRED  COMMON    STOCK    STOCK   CAPITAL   SERVICES   ISSUANCE    DEFICIT      DEFICIT
                                     -------- ----------  -----  -------- ---------- ---------  --------- -----------  -----------
Common stock issued for
  Acquired technology, $0.03               -- 12,000,000     --    12,000    396,528       --         --          --      408,528

Common stock issued for
  note receivable, $1.50                   --    300,000     --       300    449,700       --   (450,000)         --           --

$57,375 debt (including interest
   and financing cost of $23,375)
   satisfied in exchange of
   common stock, $1.50                     --         --     --        --         --       --     57,375          --       57,375

Common stock issued for
  cash, $0.12 weighted average
  price per share                          --    884,485     --       884    105,248       --         --          --      106,132

Net loss                                   --         --     --        --         --       --         --    (450,268)    (450,268)
                                     -------- ----------  -----  -------- ---------- ---------  --------- -----------  -----------

Balance, December 31, 1999
  (RESTATED)                           11,000 18,892,485     11    18,892  1,154,458       --   (392,625)   (879,584)     (98,848)

Common stock issued for
   payment of other  payables              --    359,992     --       360     77,413       --         --          --       77,773

Preferred stock issued for cash,
  $3.00                                 3,333         --      3        --      9,997        --         --          --       10,000

Common stock issued for note
   receivable, $1.75                       --    300,000     --       300    524,700       --   (525,000)         --           --


                                                          EVERLERT, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENT OF STOCKHOLDERS' DEFICIT
                                                            (CONTINUED)


                                                                                     COMMON
                                                                                      STOCK      NOTES
                                                                                   ISSUED FOR  RECEIVABLE                  TOTAL
                                   OUTSTANDING SHARES                    ADDITIONAL  PREPAID   FOR COMMON                  STOCK-
                                  --------------------  PREFERRED  COMMON  PAID-IN  CONSULTING   STOCK     ACCUMULATED    HOLDERS'
                                     PREFERRED  COMMON    STOCK    STOCK   CAPITAL   SERVICES   ISSUANCE    DEFICIT      DEFICIT
                                     -------- ----------  -----  -------- ---------- ---------  --------- -----------  -----------

Common stock issued for
    services, $0.30                        --    120,000     --       120     35,880       --         --          --       36,000

Common stock issued for prepaid
   consulting  services, $0.50             --    200,000     --       200     99,800 (100,000)        --          --           --

Current period recognition of
   prepaid consulting services
   related to common stock                 --         --     --        --         --   10,000         --          --       10,000

Allowance for bad debt established
   for subscriptions receivable            --         --     --        --         --       --    917,625          --      917,625

Common stock issued for cash, $0.10        --     50,000     --        50      4,950       --         --          --        5,000

Net loss                                   --         --     --        --         --       --         --  (1,268,621)  (1,268,621)
                                     -------- ----------  -----  -------- ---------- ---------  --------- -----------  -----------


Balance, December 31, 2000             14,333 19,922,477     14    19,922  1,907,198  (90,000)        --  (2,148,205)    (311,071)


Preferred stock issued for
   cash, $3.00                          1,667         --      2        --      4,998       --         --          --        5,000

Current period recognition of
   prepaid consulting services             --         --     --        --         --   40,000         --          --       40,000


                                                          EVERLERT, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENT OF STOCKHOLDERS' DEFICIT
                                                            (CONTINUED)


                                                                                     COMMON
                                                                                      STOCK      NOTES
                                                                                   ISSUED FOR  RECEIVABLE                  TOTAL
                                   OUTSTANDING SHARES                    ADDITIONAL  PREPAID   FOR COMMON                  STOCK-
                                  --------------------  PREFERRED  COMMON  PAID-IN  CONSULTING   STOCK     ACCUMULATED    HOLDERS'
                                     PREFERRED  COMMON    STOCK    STOCK   CAPITAL   SERVICES   ISSUANCE    DEFICIT      DEFICIT
                                     -------- ----------  -----  -------- ---------- ---------  --------- -----------  -----------

Common stock issued for
  professional fees, $0.30                 --    120,000     --       120     35,880       --         --          --       36,000

Net loss                                   --         --     --        --         --       --         --    (332,601)    (332,601)
                                     -------- ----------  -----  -------- ---------- ---------  --------- -----------  -----------

Balance, December 31, 2001             16,000 20,042,477     16    20,042  1,948,076  (50,000)        --  (2,480,806)    (562,672)

Preferred stock issued
   for cash, $3.00                         --         --     --        --         --       --         --          --           --

Current period recognition of prepaid
    consulting services                    --         --     --        --         --   40,000         --          --       40,000

Common stock issued for professional
    fees, $0.07                            --  2,434,939     --     2,435    170,514       --         --          --      172,949

Common stock issued to repay
   loan from related
   party, $0.07                            --    975,000     --       975     64,025       --         --          --       65,000

Net loss                                   --         --     --        --         --       --         --    (411,547)    (411,547)
                                     -------- ----------  -----  -------- ---------- ---------  --------- -----------  -----------

Balance, December 31, 2002             16,000 23,452,416     16    23,452  2,182,615  (10,000)        --  (2,892,353)    (696,270)


                                                          EVERLERT, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                STATEMENT OF STOCKHOLDERS' DEFICIT
                                                            (CONTINUED)


                                                                                     COMMON
                                                                                      STOCK      NOTES
                                                                                   ISSUED FOR  RECEIVABLE                  TOTAL
                                   OUTSTANDING SHARES                    ADDITIONAL  PREPAID   FOR COMMON                  STOCK-
                                  --------------------  PREFERRED  COMMON  PAID-IN  CONSULTING   STOCK     ACCUMULATED    HOLDERS'
                                     PREFERRED  COMMON    STOCK    STOCK   CAPITAL   SERVICES   ISSUANCE    DEFICIT      DEFICIT
                                     -------- ----------  -----  -------- ---------- ---------  --------- -----------  -----------
Common stock issued in satisfaction
   of other liability, $0.005              -- 11,499,999     --    11,500     46,000       --         --          --       57,500

Common stock issued for professional
  fees, $0.005                             --  5,499,999     --     5,500     22,000        --         --          --       27,500

Common stock issued in relation to the
   president's employment agreement        --  1,500,000     --     1,500     43,500  (27,740)        --          --       17,260

Current period recognition of
   prepaid consulting services             --         --     --        --         --   10,000         --          --       10,000

Current period recognition
   of prepaid wages                        --         --     --        --         --   27,740         --          --       27,740

Net loss                                   --         --     --        --         --       --         --    (185,334)    (185,334)
                                     -------- ----------  -----  -------- ---------- ---------  --------- -----------  -----------

Balance, December 31, 2003             16,000 41,952,414  $  16  $ 41,952 $2,294,115 $     --   $     --  $(3,077,687) $ (741,604)
                                     ======== ==========  =====  ======== ========== =========  ========= ===========  ===========


                                           See Accompanying Notes to Financial Statement


                                                EVERLERT, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS

                                                                                              PERIOD FROM
                                                                                            FEBRUARY 3, 1998
                                                                                           (DATE OF INCEPTION)
                                                            FOR THE YEAR ENDED DECEMBER 31,     THROUGH
                                                                2003               2002     DECEMBER 31, 2003
                                                            ------------------------------------------------
Cash flows used for operating activities:
 Net loss                                                   $  (185,334)      $  (411,547)      $(3,077,687)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
   Amortization and depreciation                                  8,025            44,278           434,787
   Bad debt                                                          --                --           917,625
   Interest and financing costs satisfied
      in exchange of common stock                                    --                --            23,375
   Impairment of fixed assets                                    22,241                --            22,241
   Stock based compensation                                      82,500           212,949           585,349
 Changes in operating assets and liabilities:
   Decrease in deposits                                              --                --                --
   Increase (decrease) in accounts payable                          800           (14,217)              800
   Increase in accrued liabilities                               66,768            65,012           237,170
                                                            ------------------------------------------------
        Net cash used for operating activities                   (5,000)         (103,525)         (856,340)

Cash flows used for investing activities:
 Purchase of fixed assets                                            --                --           (53,500)
                                                            ------------------------------------------------
           Net cash used for investing activities                    --                --           (53,500)

Cash flows provided by financing activities:
 Increase in due to related parties                                  --            22,060           133,175
 Net proceeds from issuance of notes payable - related            5,000            23,930           476,459
 parties
 Net proceeds from issuance of other liabilities                     --            57,500            57,500
 Proceeds from issuance of preferred stock                           --                --            48,001
 Proceeds from issuance of common stock                              --                --           116,932
 Proceeds from issuance of stock subscriptions payable               --                --            77,773
                                                            ------------------------------------------------
       Net cash provided by financing activities                  5,000           103,490           909,840
                                                            ------------------------------------------------

Net decrease in cash                                                 --               (35)               --

Cash, beginning of period                                            --                35                --
                                                            ------------------------------------------------

Cash, end of period                                         $        --       $        --       $        --
                                                            ================================================

Supplemental disclosure of cash flow:
 Cash paid for interest                                     $        --       $        --       $    14,000
                                                            ================================================


                                                EVERLERT, INC.
                                         (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS
                                                  (CONTINUED)

                                                                                         PERIOD FROM
                                                                                      FEBRUARY 3, 1998
                                                                   FOR THE YEAR      (DATE OF INCEPTION)
                                                                 ENDED DECEMBER 31,        THROUGH
                                                                2003           2002   DECEMBER 31, 2003
                                                             ------------------------------------------
Schedule of non-cash investing and financing activities:
 12,000,000 common shares issued in exchange for
   acquired technology                                        $     --      $       --      $408,528
                                                              =======================================

 300,000 common shares issued in exchange
   for notes receivable for common stock issuance             $     --      $       --       450,000
                                                              =======================================

 300,000 common shares issued in exchange
   for notes receivable for common stock issuance             $     --      $       --       525,000
                                                              =======================================

 Debt satisfied in exchange of common stock                   $     --      $       --      $ 34,000
                                                              =======================================

 40,000 common shares issued for payment of debt              $     --      $       --      $  2,000
                                                              =======================================

 200,000 common shares issued in exchange
   for prepaid consulting services                            $     --      $       --      $100,000
                                                              =======================================

 Other liability satisfied through issuance of
   15,000 common shares                                       $     --      $       --      $  3,241
                                                              =======================================

 Other liability satisfied through issuance of
   344,992 common shares                                      $     --      $       --      $ 74,532
                                                              =======================================

 Other liabilities satisfied through issuance of
   359,992 common shares                                      $     --      $       --      $ 77,773
                                                              =======================================

 Other liability satisfied through issuance of
    11,499,999 common shares                                  $ 57,500      $       --      $ 57,500
                                                              =======================================
1,500,000 common shares issued for prepaid wages
    (excluding services totaling $17,260)                     $ 27,740      $       --      $ 27,740
                                                              =======================================


                                See Accompanying Notes to Financial Statements

                                 EVERLERT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

DESCRIPTION OF BUSINESS - Everlert, Inc. (hereinafter referred to as the "Company") is a development stage company that originally intended to develop, manufacture, and market voice record and playback smoke detectors and related products including heat sensor Christmas tree ornaments. In March 2004, as discussed in Note 5, the Company changed its focus to identify and acquire or merge with a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof. The Company was incorporated in the State of Nevada on February 3, 1998.

AMENDED ARTICLES OF INCORPORATION - In December 2002, a Certificate of Amendment to Articles of Incorporation changed the number of authorized shares of common stock from 50,000,000 to 800,000,000.

GOING CONCERN - The Company incurred net losses of approximately $185,000 and $411,500 for the years ended December 31, 2003 and 2002 respectively, and its current liabilities exceed the Company's current assets by approximately $774,000 as of December 31, 2003, raising substantial doubt about the Company's ability to continue as a going concern. The Company has determined, after obtaining an independent study of the market for the voice record and playback smoke detector, that the size of the market is not as large as previously estimated and probable cost of market entry and development along with other factors are likely to be substantially greater than previously estimated. Due to these findings, the Company intends to suspend development of the products and concentrate on finding a profitable business combination or other transaction that has better prospects for success. The Company will seek additional sources of capital through the issuance of debt or equity financing to continue to explore the possible combinations that may result in profitable operations in the future, but there can be no assurances that the Company will develop such a relationship for future profitable business operations or that it will obtain the financing necessary to accomplish its objectives.

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

FIXED ASSETS - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 7 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

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

INCOME TAXES - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of December 31, 2003, the Company has available net operating loss carryforwards that will expire in various periods through 2023. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

COMPREHENSIVE LOSS - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

ADVERTISING COSTS - The Company recognizes advertising expenses in accordance with Statement of Position No. 93-7, "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the years ended December 31, 2003 and 2002 and the period from February 3, 1998 (date of inception) through December 31, 2003.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs are charged to expense when incurred. Costs incurred to internally develop software, including costs incurred during all phases of development, are charged to expense as incurred.

STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The Company granted no warrants or options to employees for compensation for the years ended 2003 and 2002, and for the period from February 3, 1998 (date of inception) through December 31, 2003. All stock issued for compensation was recorded at the fair market value of the stock.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

EXPENSES OF OFFERING - The Company accounts for specific incremental costs directly to a proposed or actual offering of securities as a direct charge against the gross proceeds of the offering.

NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements for the years ended December 31, 2003 and 2002.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material effect on the Company's financial statements for the years ended December 31, 2003 and 2002.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 is not expected to have a material effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the Statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on the Company's financial statements.

2.       FIXED ASSETS

During December 2003, the Company evaluated the estimated useful lives of fixed assets and determined that the assets had no future useful lives. According, the Company recorded a loss on impairment of fixed assets totaling $22,241 to record the assets at their estimated salvage value.

3.       STOCKHOLDERS' DEFICIT

PREFERRED STOCK - As of December 31, 2002, 16,000 shares of preferred stock have a conversion feature that may be converted into shares of the Company's common stock on a basis of 10 shares of common stock for 1 share of preferred stock. In addition, these shares of preferred stock are callable 2 years from the date of issuance, but before 3 years from the date of issuance at a redemption rate of 110% of the liquidation value. Accordingly, the liquidation value is stated at $3.00 per share of preferred stock.

PREFERRED STOCK DIVIDENDS IN ARREARS - As of December 31, 2002, the Company has dividends in arrears totaling $16,771.

COMMON STOCK - On July 23, 1998, the Company issued 183,000 shares of its common stock for services rendered in the amount of $9,100 ($0.05 per share). These services consisted of professional fees.

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

During January 2003, the Company issued 9,999,999 shares of the Company's common stock in satisfaction of Other Liability totaling $50,000.

During January 2003, the Company issued 5,499,999 shares of the Company's common stock in consideration of consulting services totaling $27,500.

During the year ended December 31, 2003, the Company recognized $10,000 of the $100,000 ($0.50 per share) prepaid consulting services for the August 3, 2000 issuance of 200,000 shares of its common stock.

4.       RELATED PARTY TRANSACTIONS

The Company operates from a leased facility under a month-to-month operating lease. The Company leases the facility from Wyvern Technologies, Inc. (an entity controlled by the former president of the Company) for $1,500 per month. For the year ended December 31, 2002 and 2001, rent expense related to Wyvern Technologies, Inc totaled $4,500 and $6,000, respectively.

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

During August 2002, James Weber resigned as the Company's president.

During August 2002, the Company entered into an Employment Agreement (the "Agreement) with James Alexander, as the Company's president for a minimum term of three years whereby the Company will pay a base salary of 1,500,000 shares of common stock per year.

During January 2003, the Company issued 1,500,000 shares of common stock to the Company's president and stockholder valued at $45,000 in relation to the Agreement . The Company recorded the transaction as prepaid wages totaling $27,740 and wages totaling $17,260. As of December 31, 2003, the unamortized portion of prepaid wages to the president totaled $0.00.

During January 2003, the Company issued 1,500,000 shares of the Company's common stock to a director in satisfaction of Other Liability totaling $7,500.

As of December 31, 2003, the Company borrowed $69,175 from stockholders of the Company. The balance bears no interest, is unsecured and due on demand.

As of December 31, 2003, the Company has accrued wages related to the Agreement totaling $25,615 included as part of accrued liabilities totaling $236,170.

Notes payable - related parties consist of the following at December 31, 2003:

         Promissory note payable to Wyvern Technologies, Inc.
         (an entity controlled by the former president of the Company), unsecured, bearing an interest rate of 10% and due on
         demand.  Holder has option to convert unpaid balances,
         including accrued interest, into shares of the Company's
         common stock at a price of $1.00 per share                                          $173,670

         Promissory note payable to a former director and current stockholder of the Company, unsecured, bearing an interest rate of 10% and due on demand. Holder has option to convert unpaid balances, including accrued interest, into shares of the Company's common stock
         at a price of $1.00 per share                                                         68,260

         Promissory note payable to a director of the Company, unsecured, bearing an interest rate of 0% and due on demand. Holder has option to convert unpaid balances, including accrued interest, into shares of the
         Company's common stock at a price of $1.00 per share                                   8,500


         Promissory note payable to a stockholder of the Company, unsecured, bearing an interest rate of 10% and due on demand. Holder has option to convert unpaid balances, including accrued interest, into shares of the
         Company's
         common stock at a price of $1.00 per share                                            20,429

         Promissory note payable to James T. Marsh, unsecured, bearing an interest rate of 10% and due on demand. Holder has option to convert unpaid balances, including accrued interest, into shares of the
         Company's
         common stock at a price of $1.00 per share                                           169,600
                                                                                              -------

                                                                                             $440,459
                                                                                             ========

5.       SUBSEQUENT EVENTS

During March 2004, management of the Company determined, due to certain findings obtained from an independent study of the market for the voice record and playback smoke detector, that it would suspend development of products and will change its direction to finding a profitable business combination or other transaction with better prospects for success.

During April 2004, the Company received $7,000 through a promissory note payable with the Company's president. The note is unsecured, bears no interest, and matures in April 2005. In the event of default, the note will bear interest at 18% per year.

                                  EXHIBIT INDEX

Number                               Description
------                              -----------

2 Share Exchange Agreement between the Registrant and Safe at Home Products, Inc., dated April 1, 1999 (incorporated by reference to Exhibit 2 of the Form 10-SB/A filed on October 3,
                  2001).

3.1 Articles of Incorporation, dated February 3, 1998 (incorporated by reference to Exhibit 3.1 of the Form 10-SB/A filed on October 3, 2001).

3.2 Certificate of Amendment of Articles of Incorporation, dated February 5, 1998 (incorporated by reference to Exhibit 3.2 of the Form 10-SB/A filed on October 3, 2001)

3.3 Certificate of Amendment to Articles of Incorporation, dated December 23, 2002 (see below).

3.4 Bylaws (incorporated by reference to Exhibit 3.3 of the Form 10-SB/A filed on October 3, 2001)

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

4.6 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan, dated June 3, 2002 (incorporated by reference to Exhibit 4 of the Form S-8 filed on June 17,
                  2002).

4.7 2002 Stock Compensation Plan, dated December 16, 2002 (incorporated by reference to Exhibit 4 of the Form S-8 filed on January 24, 2003).

10.1              Convertible Promissory Note between the Registrant and James
                  T. Marsh, dated March 22, 1999 (incorporated by reference to
                  Exhibit 10.1 of the Form 10-SB/A filed on October 3, 2001).

10.2 Convertible Promissory Note between the Registrant and Wyvern Technologies, Inc., dated March 22, 1999 (incorporated by reference to Exhibit 10.2 of the Form 10-SB/A filed on October 3, 2001).

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

10.9 Promissory Note between the Registrant and Safe at Home Products, Inc., dated October 6, 2001 (incorporated by reference to Exhibit 10.9 of the Form 10-KSB filed on April 2,
                  2002).

10.10 Definitive Agreement and Management Plan between the Registrant and certain individuals, dated August 27, 2002 (the following Schedules have been omitted: (1.4) List of Directors & Officers of Everlert, Inc. following Consummation; (2.2.1) Allocation of Shares to Managers or Designees; (3) Everlert Disclosure Schedule; (5) List of Everlert Affiliates; and (7.1.10) List of Everlert Officers/Directors/Employees to Enter Into Non-Competition Agreements)(the following Exhibits have been omitted: (5.8) Form of Everlert Affiliates Agreement; and (7.1.10) Form of Non-Competition Agreement) (incorporated by reference to Exhibit 10.10 of the Form 10-QSB filed on November 26, 2002).

10.11             Employment Agreement between the Registrant and James H.
                  Alexander, dated August 28, 2002 (see below).

10.12             Consulting Services Agreement between the Registrant and Jerry
                  G. Hilbert, dated August 28, 2002 (incorporated by reference to Exhibit 10.11 of the Form 10-QSB filed on November 26,
                  2002).

10.13 Business Advisory and Consulting Services Agreement between the Registrant and Select University Technologies, Inc., dated September 20, 2002 (incorporated by reference to Exhibit 10.12 of the Form 10-QSB filed on November 26, 2002).

10.14 Promissory Note issued by the Registrant in favor of James Alexander, dated April 10, 2003 (see below).

10.15 Promissory Note issued by the Registrant in favor of James Alexander, dated April 9, 2004 (see below).

14 Code of Business Conduct and Ethics, adopted by the Registrant's board of directors (see below).

16.1 Letter on change in certifying accountant, dated January 11, 2001 (incorporated by reference to Exhibit 16.1 of the Form 10-SB/A filed on October 3, 2001).

16.2 Letter on change in certifying accountant, dated January 31, 2001 (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on February 7, 2001).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB/A filed on September 8, 2000).

23 Consent of Independent Certified Public Accountants (see below).

31.1              Rule 13a-14(a)/15d-14(a) Certification of James H. Alexander
                  (see below).

31.2 Rule 13a-14(a)/15d-14(a) Certification of Dannie Shaver (see below).

32                Section 1350 Certification of James H. Alexander and Dannie
                  Shaver (see below).