Form 10QSB
period 2003-03-31
EVERLERT INC
filed 2004-05-04
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                           COMMISSION FILE NUMBER: 0-28177

                                    EVERLERT, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   Nevada                                  91-1886117
(State or Other Jurisdiction of Incorporation          (I.R.S. Employer
                or Organization)                       Identification No.)

      4501 Sunny Dunes, Unit B, Palm Springs, California             92263
           (Address of Principal Executive Offices)               (Zip Code)

                 Registrant's telephone number:  (760) 327-7163

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

                                    TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET (UNAUDITED)
              AS OF MARCH 31, 2003                                            3

              STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2003 AND MARCH 31, 2002,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH
              MARCH 31, 2003                                                  4

              STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2003 AND MARCH 31, 2002,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH
              MARCH 31, 2003                                                  5

              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                       7

     ITEM 2.  PLAN OF OPERATION                                              10

     ITEM 3.  CONTROLS AND PROCEDURES                                        18

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                              18

     ITEM 2.  CHANGES IN SECURITIES                                          18

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                19

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            19

     ITEM 5.  OTHER INFORMATION                                              19

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               19

SIGNATURES                                                                   20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                   EVERLERT, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                    MARCH 31, 2003
                                      (Unaudited)

                                         ASSETS

Current assets
Cash                                                                $       -

Total current assets                                                        -

Fixed assets, net                                                      32,591

Total assets                                                           32,591

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                                          800
Accrued liabilities                                                   179,691
Due to related parties                                                 69,175
Notes payable - related party                                         437,958
Total current liabilities                                             687,624

Total liabilities                                                     687,624

Commitments and contingencies                                               -

Stockholders' deficit
8% cumulative preferred stock; $0.001 par value;
5,000,000 shares authorized, 16,000 shares
issued and outstanding                                                     16

Common stock; $0.001 par value; 800,000,000
shares authorized, 41,952,414 shares
issued and outstanding                                                 41,952

Additional paid-in capital                                          2,294,115
Prepaid wages to the president through issuance
of common stock                                                       (18,493)
Accumulated deficit                                                (2,972,623)
Total stockholders' deficit                                          (655,033)

Total liabilities and stockholders' deficit                            32,591

                   See Accompanying Notes to Financial Statements


                                   EVERLERT, INC.
                           (A Development Stage Company)
                              STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                                                  Period from
                                                                                February 3, 1998
                                              For the Three Months Ended       (Date of Inception)
                                                        March 31,                     Through
                                              2003                   2002         March 31, 2003
Revenue                                       $         -           $        -      $       -

Operating expenses
  Amortization and depreciation                     2,675               36,215          429,437
  Bad debt                                              -                    -          917,625
  Research and development                              -                    -          237,149
  General and administrative                       66,507               61,655        1,227,647

  Total operating expenses                         69,182               97,870        2,811,858

Loss from operations                              (69,182)             (97,870)      (2,811,858)

Other expense
  Interest expense                                (10,288)             (10,288)        (159,965)

Loss before provision for income taxes            (79,470)            (108,158)      (2,971,823)

Provision for income taxes                           (800)                   -             (800)

Net loss                                          (80,270)            (108,158)      (2,972,623)

Basic and diluted loss per common Share             (0.00)               (0.01)           (0.19)

Basic and diluted weighted average
 common shares outstanding                     39,074,637           20,382,477       15,678,729


                 See Accompanying Notes to Financial Statements


                                       EVERLERT, INC.
                              (A Development Stage Company)
                                 STATEMENTS OF CASH FLOWS
                                         (Unaudited)



                                                                                  Period from
                                                                                February 3, 1998
                                              For the Three Months Ended       (Date of Inception)
                                                        March 31,                     Through
                                              2003                   2002         March 31, 2003
Cash flows used for operating activities:
 Net loss                                     $      (80,270)       $     (108,158)  $   (2,972,623)
 Adjustments to reconcile net loss to net
  cash provided (used) by operating
activities:
  Amortization and depreciation                        2,675                36,215          429,437
  Bad debt                                                 -                     -          917,625
  Interest and financing costs satisfied
   in exchange of common stock                             -                     -           23,375
  Stock based compensation                            64,007                55,000          566,856
 Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable                800                (4,817)             800
  Increase in accrued liabilities                     10,289                10,289          180,691
    Net cash used for operating activities            (2,499)              (11,471)        (853,839)

Cash flows used for investing activities:
 Purchase of fixed assets                                  -                     -          (53,500)
      Net cash used for investing activities               -                     -          (53,500)

Cash flows provided by financing activities:
Increase in due to related parties                         -                12,000          133,175
 Net proceeds from issuance of notes
payable - related Parties                              2,499                     -          473,958
 Net proceeds from issuance of note payable                -                     -           48,001
 Net proceeds from issuance of other liabilities           -                     -           57,500
 Proceeds from issuance of common stock                    -                     -          116,932
 Proceeds from issuance of stock subscriptions payable     -                     -           77,773

    Net cash provided by financing activities          2,499                12,000          907,339

Net increase in cash                                       -                   529                -

Cash, beginning of period                                  -                    35                -

Cash, end of period                                        -                   564                -

Supplemental disclosure of cash flow:
Cash paid for interest                                     -                     -           14,000

Schedule of non-cash investing and
financing activities:
 12,000,000 common shares issued in
exchange for acquired technology                           -                     -          408,528

300,000 common shares issued in exchange
  for notes receivable for common stock issuance           -                     -          450,000

 300,000 common shares issued in exchange
  for notes receivable for common stock issuance           -                     -          525,000

 Debt satisfied in exchange of common stock                -                     -           34,000

 40,000 common shares issued for payment of debt           -                     -            2,000

 200,000 common shares issued in exchange
  for prepaid consulting services                          -                     -          100,000

 Other liability satisfied through issuance of
  15,000 common shares                                     -                     -            3,241

 Other liability satisfied through issuance of
  344,992 common shares                                    -                     -           74,532

 Other liabilities satisfied through issuance of
  359,992 common shares                                    -                     -           77,773

 Other liability satisfied through issuance of
  11,499,999 common shares                            57,500                     -           57,500

 1,500,000 common shares issued in relation to the
  president's employment agreement                    27,740                     -           27,740


                          See Accompanying Notes to Financial Statements


                                           EVERLERT, INC.
                                   (A Development Stage Company)
                                   NOTES TO FINANCIAL STATEMENTS
                                             (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2002 of Everlert, Inc. ("Company").

The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following as of March
31, 2003:

Promissory note payable to Wyvern Technologies, Inc.
(an entity controlled by the president of the Company),
unsecured, bearing an interest rate of 10% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                             $173,670

Promissory note payable to a former director and current
stockholder of the Company, unsecured, bearing an
interest rate of 10% and due on demand.  Holder has
option to convert unpaid balances, including accrued
interest, into shares of the Company's common stock
at a price of $1.00 per share                                            68,260

Promissory note payable to a director of the Company,
unsecured, bearing an interest rate of 0% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                                8,500

Promissory note payable to a stockholder of the Company,
unsecured, bearing an interest rate of 10% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                               17,928

Promissory note payable to James T. Marsh,
unsecured, bearing an interest rate of 10% and
due on demand.  Holder has option to convert unpaid balances, including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                              169,600

                                                                       $437,958

3.  STOCKHOLDERS' DEFICIT

During January 2003, the Company issued 9,999,999 shares of the Company's common stock in satisfaction of Other Liability totaling $50,000.

During January 2003, the Company issued 5,499,999 shares of the Company's common stock in consideration of consulting services totaling $27,700.

During the three months ended March 31, 2003, the Company expensed $10,000 in prepaid consulting services.

4.  RELATED PARTY TRANSACTIONS

During August 2002, the Company entered into an Employment Agreement ("Agreement) with James Alexander, as the Company's President for a minimum term of three years whereby the Company will pay a base salary of 1,500,000 shares of common stock per year.

During January 2003, the Company issued 1,500,000 shares of common stock to the Company's president and a stockholder valued at $45,000 in relation to the Agreement. The Company recorded the transaction as prepaid wages totaling $27,740 and wages totaling $17,260. As of March 31, 2003, the unamortized portion of prepaid wages to the president totaled $18,493.

During January 2003, the Company issued 1,500,000 shares of the Company's common stock to a director in satisfaction of Other
Liability totaling $7,500.

5.  GOING CONCERN

The Company incurred a net loss of approximately $80,000 for the three months ended March 31, 2003, and the Company's current liabilities exceed its current assets by approximately $688,000 as of March 31, 2003, raising substantial doubt about the Company's ability to continue as a going concern. The Company has determined, after obtaining an independent study of the market for the voice record and playback smoke detector, that the size of the market is not as large as previously estimated and probable cost of market entry and development along with other factors are likely to be substantially greater than previously estimated. Due to these findings, the Company intends to suspend development of the products and concentrate on finding a profitable business combination or other transaction that has better prospects for success. The Company will seek additional sources of capital through the issuance of debt or equity financing to continue to explore the possible combinations that may result in profitable operations in the future, but there can be no assurances that the Company will develop such a relationship for future profitable business operations or that it will obtain the financing necessary to accomplish its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  PLAN OF OPERATION.

Twelve-Month Plan of Operation.

     The operational period for the period from February 3, 1998 (inception) through March 31, 2003 achieved two main goals for the
Registrant: (a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant devoted substantially all of its past efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Exchange Act of 1934, and its commencement of trading on the Over-the-Counter Bulletin Board.

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

     The new board of directors decided to retain the services of an independent business consultant to evaluate the Everlert products and business plan. The primary purposes of the evaluation were to:

     - determine the overall feasibility of the plan;

     - make an independent evaluation of the projected market size and estimates of revenues in the business plan;

     - evaluate and enumerate the "patentability" of the intellectual property owned or assigned to the registrant; and

     - make suggestions to the new management team as to how to proceed in pursuit of the existing business plan or to make suggestions as to options or modifications of the business plan.

     The new management team hired Select University Technologies, Inc. ("SUTI") of Costa Mesa, California to perform the evaluation and report (see Exhibit 10.13 to this Form 10-QSB). SUTI, is a multi-project business accelerator, devoted to the launch of new technology companies. SUTI carefully selects patented laboratory discoveries and transforms them into unique and compelling commercial products and enterprises. More information can be obtained about SUTI by visiting the SUTI website at www.suti.com.

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

     The Registrant incurred a significant accumulated deficit for the period from February 3, 1998 (inception) through March 31, 2003 totaling $2,972,623. Expenditures for the three months ended March 31, 2003 were primarily due to costs incurred for amortization, consulting fees, and accounting services. Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002 shows an increase of $4,852 for general and administrative expenses. The increase is due in large part to a slight increase in consulting and other fees paid during the three months ended March 31, 2003.

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

     The Registrant incurred continuing net losses: $332,601 for the fiscal year ended December 31, 2001, $411,547 for the fiscal year ended December 31, 2002, $80,720 for the three months ended March 31, 2003, and $2,972,623 for period from February 3, 1998 (date of inception) to March 31, 2003. The Registrant's current liabilities exceed its current assets by $642,216 as of December 31, 2001, $731,536 as of December 31, 2002, and $687,624 as of March 31, 2003.
At March 31, 2003, the Registrant had an accumulated deficit of $2,972,623; as of that date, the Registrant had no working capital. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the company's financial condition, which could require the company to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the company.

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

(l) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

     All of the approximate 25,400,000 shares of common stock that are currently held, directly or indirectly, by the significant shareholders of the Registrant have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 3.  CONTROLS AND PROCEDURES.

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

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Registrant's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

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

Reports on Form 8-K.

     The Registrant filed the following report on Form 8-K during the first quarter of the fiscal year covered by this Form 10-QSB:

     A Form 8-K to report that at a meeting of the board of directors held on January 6, 2003 the appointment of James H. Alexander,
Edward Fowler, Dannie Shaver, and David Paulson as directors as of August 27, 2002 was ratified. At the same meeting, the board of directors named the following individuals to serve as executive officers of the Registrant: James H. Alexander, President; and Edward Fowler, Secretary/Treasurer.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Everlert, Inc.



Dated: April 26, 2004                  By: /s/ James H. Alexander
                                       James H. Alexander, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                    Title                                Date

/s/ James H. Alexander       President/Director                April 26, 2004
James H. Alexander

/s/ Dannie Shaver            Secretary/Treasurer               April 26, 2004
Dannie Shaver                (principal financial and
                             accounting officer)/Director

                                     EXHIBIT INDEX

Number                         Description

2     Share Exchange Agreement between the Registrant and Safe at
      Home Products, Inc., dated April 1, 1999 (incorporated by reference to Exhibit 2 of the Form 10-SB/A filed on October
      3, 2001).

3.1   Articles of Incorporation, dated February 3, 1998
      (incorporated by reference to Exhibit 3.1 of the Form 10-
      SB/A filed on October 3, 2001).

3.2 Certificate of Amendment of Articles of Incorporation, dated February 5, 1998 (incorporated by reference to Exhibit 3.2 of the Form 10-SB/A filed on October 3, 2001)

3.3 Certificate of Amendment of Articles of Incorporation, dated July 2003 (incorporated by reference to Exhibit 3.3 of the Form 10-KSB filed on April 27, 2004).

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

10.11 Employment Agreement between the Registrant and James H.
      Alexander, dated August 28, 2002 (incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed on April 27, 2004).

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

10.14 Promissory Note issued by the Registrant in favor of James
      Alexander, dated April 10, 2003 (incorporated by reference to Exhibit 10.14 of the Form 10-KSB filed on April 27, 2004).

10.15 Promissory Note issued by the Registrant in favor of James
      Alexander, dated April 9, 2004 (incorporated by reference to
      Exhibit 10.15 of the Form 10-KSB filed on April 27, 2004).

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB/A filed on September 8, 2000).

23    Consent of Independent Certified Public Accountants
      (incorporated by reference to Exhibit 23 of the Form 10-KSB filed on April 27, 2004).

31.1  Rule 13a-14(a)/15d-14(a) Certification  of James H.
      Alexander (see below).

31.2  Rule 13a-14(a)/15d-14(a) Certification  of Dannie Shaver
      (see below).

32    Section 1350 Certification of James H. Alexander and Dannie
      Shaver (see below).