Form 10QSB
period 2003-06-30
EVERLERT INC
filed 2004-05-04
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                       FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
JUNE 30, 2003

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes             No      X
..

     As of June 30, 2003, the Registrant had 41,952,414 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes          No    X   .

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET (UNAUDITED)
              AS OF JUNE 30, 2003                                        3

              STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE AND SIX MONTHS ENDED
              JUNE 30, 2003 AND JUNE 30, 2002,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH
              JUNE 30, 2003                                              4

              STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE SIX MONTHS ENDED
              JUNE 30, 2003 AND JUNE 30, 2002,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH
              JUNE 30, 2003                                              6

              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                  8

     ITEM 2.  PLAN OF OPERATION                                         11

     ITEM 3.  CONTROLS AND PROCEDURES                                   19

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                         19

     ITEM 2.  CHANGES IN SECURITIES                                     19

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           20

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       20

     ITEM 5.  OTHER INFORMATION                                         20

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          20

SIGNATURES                                                              21


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                EVERLERT, INC.
                        (A Development Stage Company)
                               BALANCE SHEET
                               JUNE 30, 2003
                                 (Unaudited)

                                    ASSETS

Current assets
Cash                                                                $        -
Total current assets                                                         -

Fixed assets, net                                                       29,916

Total assets                                                            29,916

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                                           800
Accrued liabilities                                                    189,979
Due to related parties                                                  69,175
Notes payable - related party                                          440,459
Total current liabilities                                              700,413

Total liabilities                                                      700,413

Commitments and contingencies                                                -

Stockholders' deficit
8% cumulative preferred stock; $0.001 par value;
5,000,000 shares authorized, 16,000 shares
issued and outstanding                                                      16

Common stock; $0.001 par value; 800,000,000
shares authorized, 41,952,414 shares
issued and outstanding                                                  41,952

Additional paid-in capital                                           2,294,115

Prepaid wages to the President through issuance
of common stock                                                         (7,274)

Accumulated deficit                                                 (2,999,306)

Total stockholders' deficit                                           (670,497)

Total liabilities and stockholders' deficit                             29,916

                 See Accompanying Notes to Financial Statements


                                     EVERLERT, INC.
                             (A Development Stage Company)
                               STATEMENTS OF OPERATIONS
                                      (Unaudited)


                                                                                    Period from
                                                                                  February 3, 1998
                                   For the Three Months      For the Six Months   (Date of Inception)
                                      Ended June 30            Ended June 30            Through
                                   2003             2002     2003          2002     March 31, 2003

Revenue                           $          -   $      -    $      -      $      -   $        -

Operating expenses
Amortization and depreciation            2,675      2,669       5,350        38,884       432,112
Bad debt                                     -          -           -             -       917,625
Research and development                     -          -           -             -       237,149
General and administrative              13,719     37,094      80,226        98,749     1,241,366

Total operating expenses                16,394     39,763      85,576       137,633     2,828,252

Loss from operations                   (16,394)   (39,763)    (85,576)     (137,633)   (2,828,252)

Other expense
Interest expense                       (10,289)   (10,288)    (20,577)      (20,576)     (170,254)

Loss before provision for income taxes (26,683)   (50,051)   (106,153)     (158,209)   (2,998,506)

Provision for income taxes                   -          -        (800)            -          (800)

Net loss                               (26,683)   (50,051)    (106,953)     (158,209)  (2,999,306)

Basic and diluted loss per
common share                             (0.00)     (0.00)       (0.00)        (0.01)       (0.18)

Basic and diluted weighted average
common shares outstanding           41,952,414 21,742,477   40,521,475    21,066,234    16,497,144


                    See Accompanying Notes to Financial Statements


                                        EVERLERT, INC.
                                (A Development Stage Company)
                                   STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                                                           Period from
                                                                                          February 3, 1998
                                                                                        (Date of Inception)
                                            For the Six Months Ended June 30,                Through
                                             2003                       2002               June 30, 2003
Cash flows used for operating activities:
Net loss                                     $  (106,953)              $    (158,209)       $  (2,999,306)
Adjustments to reconcile net loss to net
 cash provided (used) by operating
activities:
Amortization and depreciation                      5,350                      38,884              432,112
Bad debt                                               -                           -              917,625
Interest and financing costs satisfied
in exchange of common stock                            -                           -               23,375
Stock based compensation                          75,226                      83,750              578,075
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable              800                      (5,569)                 800
Increase in accrued liabilities                   20,577                      20,577              190,979
Net cash used for operating activities            (5,000)                    (20,567)            (856,340)

Cash flows used for investing activities:
Purchase of fixed assets                               -                           -              (53,500)
  Net cash used for investing activities               -                           -              (53,500)

Cash flows provided by financing activities:
Increase in due to related parties                     -                      20,560              133,175
Net proceeds from issuance of notes
payable - related parties                          5,000                           -              476,459
Net proceeds from issuance of other
liabilities                                            -                           -               57,500
Net proceeds from issuance of note payable             -                           -               48,001
Proceeds from issuance of common stock                 -                           -              116,932
Proceeds from issuance of stock
subscriptions payable                                  -                           -               77,773

  Net cash provided by financing activities        5,000                      20,560              909,840

Net increase in cash                                   -                          (7)                   -

Cash, beginning of period                              -                          35                    -

Cash, end of period                                    -                          28                    -

Supplemental disclosure of cash flow:
  Cash paid for interest                               -                           -               14,000

Schedule of non-cash investing and
financing activities:
12,000,000 common shares issued in
exchange for acquired technology                       -                           -              408,528

300,000 common shares issued in
exchange for notes receivable for common
stock issuance                                         -                           -              450,000

300,000 common shares issued in exchange
for notes receivable for common
stock issuance                                         -                           -              525,000

Debt satisfied in exchange of common stock             -                           -               34,000

40,000 common shares issued for
payment of debt                                        -                           -                2,000

200,000 common shares issued in exchange
for prepaid consulting services                        -                           -              100,000

Other liability satisfied through issuance of
15,000 common shares                                   -                           -                3,241

Other liability satisfied through issuance of
344,992 common shares                                  -                           -               74,532

Other liabilities satisfied through issuance of
359,992 common shares                                  -                           -               77,773

Other liability satisfied through issuance of
11,499,999 common shares                          57,500                           -               57,500

1,500,000 common shares issued in relation to the
president's employment agreement                  27,740                           -               27,740

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following as of June 30, 2003:

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

                                                                       $440,459

3.  STOCKHOLDERS' DEFICIT

During January 2003, the Company issued 9,999,999 shares of the Company's common stock in satisfaction of Other Liability totaling $50,000.

During January 2003, the Company issued 5,499,999 shares of the Company's common stock in consideration of consulting services totaling $27,700.

During the six months ended June 30, 2003, the Company expensed
$10,000 in prepaid consulting services.

4.  RELATED PARTY TRANSACTIONS

During August 2002, the Company entered into an Employment
Agreement ("Agreement) with James Alexander, as the Company's president for a minimum term of three years whereby the Company will pay a base salary of 1,500,000 shares of common stock per year.

During January 2003, the Company issued 1,500,000 shares of common stock to the Company's President and stockholder valued at $45,000 in relation to the Agreement . The Company recorded the transaction as prepaid wages totaling $27,740 and wages totaling $17,260. As of June 30, 2003, the unamortized portion of prepaid wages to the president totaled $7,274.

During January 2003, the Company issued 1,500,000 shares of the Company's common stock to a director in satisfaction of Other
Liability totaling $7,500.

5.  GOING CONCERN

The Company incurred a net loss of approximately $107,000 for the six months ended June 30, 2003, and the Company's current liabilities exceed its current assets by approximately $700,000 as of June 30, 2003, raising substantial doubt about the Company's ability to continue as a going concern. The Company has determined, after obtaining an independent study of the market for the voice record and playback smoke detector, that the size of the market is not as large as previously estimated and probable cost of market entry and development along with other factors are likely to be substantially greater than previously estimated. Due to these findings, the Company intends to suspend development of the products and concentrate on finding a profitable business combination or other transaction that has better prospects for success. The Company will seek additional sources of capital through the issuance of debt or equity financing to continue to explore the possible combinations that may result in profitable operations in the future, but there can be no assurances that the Company will develop such a relationship for future profitable business operations or that it will obtain the financing necessary to accomplish its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  PLAN OF OPERATION.

Twelve-Month Plan of Operation.

     The operational period for the period from February 3, 1998 (inception) through June 30, 2003 achieved two main goals for the
Registrant: (a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant devoted substantially all of its past efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Exchange Act of 1934, and its commencement of trading on the Over-the-Counter Bulletin Board.

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

     The new management team hired Select University Technologies, Inc. ("SUTI") of Costa Mesa, California to perform the evaluation and report (see Exhibit 10.13 to this Form 10-
KSB). SUTI, is a multi-project business accelerator, devoted to the launch of new technology companies. SUTI carefully selects patented laboratory discoveries and transforms them into unique and compelling commercial products and enterprises. More information can be obtained about SUTI by visiting the SUTI website at www.suti.com.

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

     The Registrant incurred a significant accumulated deficit for the period from February 3, 1998 (inception) through June 30, 2003 totaling $2,999,306. Expenditures for the six months ended June 30, 2003 were primarily due to costs incurred for amortization, consulting fees, and accounting services. Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002 shows an decrease of $18,253 for general and administrative expenses. The decrease is due in large part to a decrease in consulting and other fees paid during the six months ended June 30, 2003.

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

     The Registrant incurred continuing net losses: $332,601 for the fiscal year ended December 31, 2001, $411,547 for the fiscal year ended December 31, 2002, $106,953 for the six months ended June 30, 2003, and $2,999,306 for period from February 3, 1998 (date of inception) to June 30, 2003. The Registrant's current liabilities exceed its current assets by $642,216 as of December 31, 2001, $731,536 as of December 31, 2002, and $700,413 as of
June 30, 2003. At June 30, 2003, the Registrant had an accumulated deficit of $2,999,306; as of that date, the Registrant had no working capital. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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

(h) No Cumulative Voting May Affect Ability of Some Shareholders to Influence Management of Registrant.

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

(i)  No Assurance of Continued Public Trading Market and Risk of
Low Priced Securities May Affect Market Value of Registrant's Stock.

     Since August 25, 1998, there has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the
risks associated therewith.   The regulations governing low-
priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

Reports on Form 8-K.

     The Registrant did not file any reports on Form 8-K during the second quarter of the fiscal year covered by this Form 10-QSB.

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


Signature                    Title                            Date

/s/ James H. Alexander       President/Director              April 26, 2004
James H. Alexander

/s/ Dannie Shaver            Secretary/Treasurer             April 26, 2004
Dannie Shaver                (principal financial and
                             accounting officer)/Director

                                    EXHIBIT INDEX

Number                              Description

2     Share Exchange Agreement between the Registrant and
      Safe at Home Products, Inc., dated April 1, 1999
      (incorporated by reference to Exhibit 2 of the Form 10-
      SB/A filed on October 3, 2001).

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

3.4 Bylaws (incorporated by reference to Exhibit 3.3 of the Form 10-SB/A filed on October 3, 2001)

4.1   Form of Subscription Agreement used by the Registrant
      (incorporated by reference to Exhibit 4 of the Form 10-
      SB/A filed on October 3, 2001)

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