Form 10QSB
period 2003-09-30
EVERLERT INC
filed 2004-05-05
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

     As of September 30, 2003, the Registrant had 41,952,414 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No X .

                                     TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              BALANCE SHEET (UNAUDITED)
              AS OF SEPTEMBER 30, 2003                                     3

              STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH
              SEPTEMBER 30, 2003                                           4

              STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH
              SEPTEMBER 30, 2003                                           6

              NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                    8

     ITEM 2.  PLAN OF OPERATION                                           11

     ITEM 3.  CONTROLS AND PROCEDURES                                     19

PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS                                            19

     ITEM 2.  CHANGES IN SECURITIES                                       19

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             20

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         20

     ITEM 5.  OTHER INFORMATION                                           20

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            20

SIGNATURES                                                                21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                   EVERLERT, INC.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                  SEPTEMBER 30, 2003
                                     (Unaudited)

                                        ASSETS

Current assets
Cash                                                                $      -
Total current assets                                                       -

Fixed assets, net                                                     27,241

Total assets                                                          27,241

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                                         800
Accrued liabilities                                                  207,030
Due to related parties                                                69,175
Notes payable - related party                                        440,459
Total current liabilities                                            717,464

Total liabilities                                                    717,464

Commitments and contingencies                                              -

Stockholders' deficit
8% cumulative preferred stock; $0.001 par value;
5,000,000 shares authorized, 16,000 shares
issued and outstanding                                                    16

Common stock; $0.001 par value; 800,000,000
shares authorized, 41,952,414 shares
issued and outstanding                                                41,952

Additional paid-in capital                                         2,294,115
Accumulated deficit                                               (3,026,306)
Total stockholders' deficit                                         (690,223)

Total liabilities and stockholders' deficit                           27,241

               See Accompanying Notes to Financial Statements


                                  EVERLERT, INC.
                           (A Development Stage Company)
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                    Period from
                                                                                  February 3, 1998
                                   For the Three Months      For the Six Months   (Date of Inception)
                                    Ended September 30        Ended September 30        Through
                                   2003             2002     2003          2002    September 30, 2003

Revenue                           $       -        $       -  $      -     $       -    $         -

Operating expenses
Amortization and depreciation         2,675            2,697     8,025        41,581        434,787
Bad debt                                  -                -         -             -        917,625
Research and development                  -                -         -             -        237,149
General and administrative           14,037          136,988    94,263       235,737      1,255,403

Total operating expenses             16,712          139,685   102,288       277,318      2,844,964

Loss from operations                (16,712)        (139,685) (102,288)     (277,318)    (2,844,964)

Other expense
Interest expense                    (10,288)         (10,289)  (30,865)      (30,865)      (180,542)

Loss before provision for
income taxes                        (27,000)        (149,974) (133,153)     (308,183)    (3,025,506)

Provision for income taxes                -                -      (800)            -           (800)

Net loss                            (27,000)        (149,974) (133,953)     (308,183)    (3,026,306)

Basic and diluted loss per
common share                          (0.00)           (0.01)    (0.00)        (0.01)         (0.18)

Basic and diluted weighted average
common shares outstanding        41,952,414       22,796,690 41,003,696   21,649,391      17,251,264

                        See Accompanying Notes to Financial Statements


                                            EVERLERT, INC.
                                   (A Development Stage Company)
                                     STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                                        Period from
                                                                                       February 3, 1998
                                                                                    (Date of Inception)
                                                    For the Nine Months Ended             Through
                                                          September 30                 September 30
                                                 2003                       2002           2003
Cash flows used for operating activities:
Net loss                                         $      (133,953)       $     (308,183)    $    (3,026,306)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Amortization and depreciation                              8,025                41,581             434,787
Bad debt                                                       -                     -             917,625
Interest and financing costs satisfied
in exchange of common stock                                    -                     -              23,375
Stock based compensation                                  82,500               202,948             585,349
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable                      800                (5,630)                800
Increase in accrued liabilities                           37,628                47,226             208,030
Net cash provided used for operating activities           (5,000)              (22,058)           (856,340)

Cash flows used for investing activities:
Purchase of fixed assets                                       -                     -             (53,500)
Net cash used for investing activities                         -                     -             (53,500)

Cash flows provided by financing activities:
Increase in due to related parties                             -                22,060             133,175
Net proceeds from issuance of notes
payable - related parties                                  5,000                     -             476,459
Net proceeds fro issuance of other
liabilities                                                    -                     -              57,500
Net proceeds from issuance of note payable                     -                     -              48,001
Proceeds from issuance of common stock                         -                     -             116,932
Proceeds from issuance of stock
subscriptions payable                                          -                     -              77,773
Net cash provided by financing activities                  5,000                22,060             909,840

Net increase in cash                                           -                     2                   -

Cash, beginning of period                                      -                    35                   -

Cash, end of period                                            -                    37                   -

Supplemental disclosure of cash flow:
Cash paid for interest                                         -                     -              14,000

Schedule of non-cash investing and
financing activities:
12,000,000 common shares issued in
exchange for acquired technology                               -                     -             408,528

300,000 common shares issued in exchange
for notes receivable for common stock
issuance                                                       -                     -             450,000

300,000 common shares issued in exchange
for notes receivable for common stock
issuance                                                       -                     -             525,000

Debt satisfied in exchange of common stock                     -                     -              34,000

40,000 common shares issued for payment of debt                -                     -               2,000

200,000 common shares issued in exchange
for prepaid consulting services                                -                     -             100,000

Other liability satisfied through issuance of
15,000 common shares                                           -                     -               3,241

Other liability satisfied through issuance of
344,992 common shares                                          -                     -              74,532

Other liabilities satisfied through issuance of
359,992 common shares                                          -                     -              77,773

Other liability satisfied through issuance of
11,499,999 common shares                                  57,500                     -              57,500

1,500,000 common shares issued in relation to the
President's employment agreement                          27,740                     -              27,740


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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following as of September 30, 2003:

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

During the nine months ended September 30, 2003, the Company expensed $10,000 in prepaid consulting services.

4.  RELATED PARTY TRANSACTIONS

During August 2002, the Company entered into an Employment Agreement ("Agreement) with James Alexander, as the Company's President for a minimum term of three years whereby the Company will pay a base salary of 1,500,000 shares of common stock per year.

During January 2003, the Company issued 1,500,000 shares of common stock to the Company's President and stockholder valued at $45,000 in relation to the Agreement . The Company recorded the transaction as prepaid wages totaling $27,740 and wages totaling $17,260. As of September 30, 2003, the unamortized portion of prepaid wages to the President totaled $0.00.

During January 2003, the Company issued 1,500,000 shares of the Company's common stock to a director in satisfaction of Other
Liability totaling $7,500.

5.  GOING CONCERN

The Company incurred a net loss of approximately $134,000 for the nine months ended September 30, 2003, and the Company's current liabilities exceed its current assets by approximately $717,000 as of September 30, 2003, raising substantial doubt about the Company's ability to continue as a going concern. The Company has determined, after obtaining an independent study of the market for the voice record and playback smoke detector, that the size of the market is not as large as previously estimated and probable cost of market entry and development along with other factors are likely to be substantially greater than previously estimated. Due to these findings, the Company intends to suspend development of the products and concentrate on finding a profitable business combination or other transaction that has better prospects for success. The Company will seek additional sources of capital through the issuance of debt or equity financing to continue to explore the possible combinations that may result in profitable operations in the future, but there can be no assurances that the Company will develop such a relationship for future profitable business operations or that it will obtain the financing necessary to accomplish its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  PLAN OF OPERATION.

Twelve-Month Plan of Operation.

     The operational period for the period from February 3, 1998 (inception) through Septrember 30, 2003 achieved two main goals for the Registrant: (a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant devoted substantially all of its past efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Exchange Act of 1934, and its commencement of trading on the Over-the-Counter Bulletin Board.

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

     The Registrant incurred a significant accumulated deficit for the period from February 3, 1998 (inception) through September 30, 2003 totaling $3.026,306. Expenditures for the nine months ended September 30, 2003 were primarily due to costs incurred for amortization, consulting fees, and accounting services. Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002 shows an decrease of $141,474 for general and administrative expenses. The decrease is due in large part to a decrease in consulting and other fees paid during the nine months ended September 30, 2003 as the Registrant did not timely file its Form 10-QSB's during that period.

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

     The Registrant incurred continuing net losses: $332,601 for the fiscal year ended December 31, 2001, $411,547 for the fiscal year ended December 31, 2002, $133,953 for the nine months ended September 30, 2003, and $3,026,306 for period from February 3, 1998 (date of inception) to September 30, 2003. The Registrant's current liabilities exceed its current assets by $642,216 as of December 31, 2001, $731,536 as of December 31, 2002, and $717,464 as of September
30, 2003. At September 30, 2003, the Registrant had an accumulated deficit of $3,026,306; as of that date, the Registrant had no working capital. This raises substantial doubt about the Registrant's ability to continue as a going concern.

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