Form 10QSB
period 2004-03-31
EVERLERT INC
filed 2004-06-10
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     As of March 31, 2004, the Registrant had 41,952,414 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X .

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONDENSED BALANCE SHEET (UNAUDITED)
              AS OF MARCH 31, 2004                                          3

              CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2004 AND MARCH 31, 2003,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH
              MARCH 31, 2004                                                4

              CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2004 AND MARCH 31, 2003,
              AND FOR THE PERIOD FROM FEBRUARY 3, 1998
              (DATE OF INCEPTION) THROUGH
              MARCH 31, 2004                                                5

              NOTES TO CONDENSED FINANCIAL
              STATEMENTS (UNAUDITED)                                        7

     ITEM 2.  PLAN OF OPERATION                                             9

     ITEM 3.  CONTROLS AND PROCEDURES                                      17

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                            17

     ITEM 2.  CHANGES IN SECURITIES                                        17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              18

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                          18

     ITEM 5.  OTHER INFORMATION                                            18

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             18

SIGNATURES                                                                 18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                              EVERLERT, INC.
                      (A Development Stage Company)
                        CONDENSED BALANCE SHEET
                            MARCH 31, 2004
                             (Unaudited)

                                ASSETS

Current assets
Cash                                                             $       -

Total current assets                                                     -

Fixed assets, net                                                    5,000

Total assets                                                         5,000

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                                     3,100
Accrued liabilities                                                292,811
Due to related parties                                              69,175
Notes payable - related parties                                    447,459
Total current liabilities                                          812,545

Total liabilities                                                  812,545

Commitments and contingencies                                            -

Stockholders' deficit
8% cumulative preferred stock; $0.001 par value;
5,000,000 shares authorized, 16,000 shares
issued and outstanding                                                  16

Common stock; $0.001 par value; 800,000,000
shares authorized, 41,952,414 shares
issued and outstanding                                              41,952

Additional paid-in capital                                       2,294,115
Accumulated deficit                                             (3,143,628)
Total stockholders' deficit                                       (807,545)

Total liabilities and stockholders' deficit                          5,000

See Accompanying Notes to Condensed Financial Statements


                               EVERLERT, INC.
                      (A Development Stage Company)
                    CONDENSED STATEMENTS OF OPERATIONS
                              (Unaudited)


                                                                                Period from
                                                                              February 3, 1998
                                          For the Three Months Ended         (Date of Inception)
                                                  March 31,                       Through
                                          2004                  2003            March 31, 2004
Revenue                                   $        -           $       -        $            -

Operating expenses
Amortization and depreciation                      -               2,675               434,787
Bad debt                                           -                   -               917,625
Research and development                           -                   -               237,149
General and administrative                    54,853              66,507             1,329,108

Total operating expenses                      54,853              69,182             2,918,669

Loss from operations                         (54,853)            (69,182)           (2,918,669)

Other expense
Interest expense                             (10,288)            (10,288)             (201,118)
Impairment of fixed assets                         -                   -               (22,241)

Loss before provision for income taxes       (65,141)            (79,470)           (3,142,028)

Provision for income taxes                      (800)               (800)               (1,600)

Net loss                                     (65,941)            (80,270)           (3,143,628)

Basic and diluted loss per common share        (0.00)              (0.00)                (0.15)

Basic and diluted weighted average
common shares outstanding                 41,952,414          39,074,637            21,092,955

See Accompanying Notes to Condensed Financial Statements


                                EVERLERT, INC.
                       (A Development Stage Company)
                      CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                Period from
                                                                              February 3, 1998
                                          For the Three Months Ended         (Date of Inception)
                                                  March 31,                       Through
                                          2004                  2003            March 31, 2004
Cash flows from operating activities:
Net loss                                  $    (65,941)        $    (80,270)    $     (3,143,628)
Adjustments to reconcile net
loss to net cash used in operating
activities:
Amortization and depreciation                        -                2,675              434,787

Bad debt                                             -                    -              917,625

Interest and financing costs satisfied
in exchange of common stock                          -                    -               23,375

Impairment of fixed assets                           -                    -               22,241

Stock based compensation                             -               64,007              585,349

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable          2,300                  800                3,100

Increase in accrued liabilities                 56,641               10,289              293,811

Net cash used in operating activities           (7,000)              (2,499)            (863,340)

Cash flows from investing activities:
Purchase of fixed assets                             -                    -              (53,500)

Net cash used in investing activities                -                    -              (53,500)

Cash flows from financing activities:
Increase in due to related parties                   -                    -              133,175

Net proceeds from issuance of
notes payable - related parties                  7,000                2,499              483,459

Net proceeds from issuance of note payable           -                    -               57,500

Net proceeds from issuance of other
liabilities                                          -                    -               48,001

Proceeds from issuance of common stock               -                    -              116,932

Proceeds from issuance of stock
subscriptions payable                                -                    -               77,773

Net cash provided by financing activities        7,000                2,499              916,840

Net change in cash                                   -                    -                    -

Cash, beginning of period                            -                    -                    -

Cash, end of period                                  -                    -                    -

Supplemental disclosure of cash flow:
Cash paid for interest                               -                    -               14,000

Schedule of non-cash investing and
financing activities:
Other liability satisfied through issuance of
11,499,999 common shares                             -               57,500               57,500

1,500,000 common shares issued in relation to
the president's employment agreement                 -               27,740               27,740

See Accompanying Notes to Condensed Financial Statements


                                 EVERLERT, INC.
                         (A Development Stage Company)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of Everlert, Inc. ("Company").

The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following as of March
31, 2003:

Promissory note payable to Wyvern Technologies, Inc.
(an entity controlled by the former president of the Company), unsecured, bearing an interest rate of 10% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                           $ 173,670

Promissory note payable to a former director and current
stockholder of the Company, unsecured, bearing an
interest rate of 10% and due on demand.  Holder has
option to convert unpaid balances, including accrued
interest, into shares of the Company's common stock
at a price of $1.00 per share                                           68,260

Promissory note payable to a director of the Company,
unsecured, bearing an interest rate of 0% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                              15,500

Promissory note payable to a stockholder of the Company,
unsecured, bearing an interest rate of 10% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                              20,429

Promissory note payable to James T. Marsh,
unsecured, bearing an interest rate of 10% and
due on demand.  Holder has option to convert unpaid balances, including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                             169,600

                                                                     $ 447,459

3.  GOING CONCERN

The Company incurred a net loss of approximately $66,000 for the three months ended March 31, 2004, and the Company's current liabilities exceed its current assets by approximately $813,000 as of March 31, 2004, raising substantial doubt about the Company's ability to continue as a going concern. The Company has determined, after obtaining an independent study of the market for the voice record and playback smoke detector, that the size of the market is not as large as previously estimated and probable cost of market entry and development along with other factors are likely to be substantially greater than previously estimated. Due to these findings, the Company has suspended development of the products and will concentrate on finding a profitable business combination or other transaction that has better prospects for success. The Company will seek additional sources of capital through the issuance of debt or equity financing to continue to explore the possible combinations that may result in profitable operations in the future, but there can be no assurances that the Company will develop such a relationship for future profitable business operations or that it will obtain the financing necessary to accomplish its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2.  PLAN OF OPERATION.

     The following plan of operation is based upon, and should be read in conjunction with, its unaudited financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Twelve-Month Plan of Operation.

     The operational period for the period from February 3, 1998 (inception) through March 31, 2004 achieved two main goals for the
Registrant: (a) formation of the organization to pursue the Registrant's business objective, and (b) obtain sufficient capital to commence initial operations. The Registrant is a developmental stage enterprise, and has not generated any revenues to date. The Registrant devoted substantially all of its past efforts to developing its products to be manufactured and marketed and completing its reporting requirements with the Securities Exchange Act of 1934, and its commencement of trading on the Over-the-Counter Bulletin Board.

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

     The Registrant incurred a significant accumulated deficit for the period from February 3, 1998 (inception) through March 31, 2004 totaling $3,143,628. Expenditures for the three months ended March 31, 2004 were primarily due to costs incurred for amortization, consulting fees, and accounting services. Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003 shows a decrease of $11,654 for general and administrative expenses. The decrease is due in large part to a decrease in consulting and other fees paid during the three months ended March 31, 2004 as the Registrant did not timely file its Form 10-QSB's during that period. Risk Factors Connected with Plan of Operation.

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

     The Registrant incurred continuing net losses: $411,547 for the fiscal year ended December 31, 2002, $185,334 for the fiscal year ended December 31, 2003, $65,941 for the three months ended March 31, 2004, and $3,143,628 for period from February 3, 1998 (date of inception) to March 31, 2004. The Registrant's current liabilities exceed its current assets by $731,536 as of December 31, 2002, $746,604 as of December 31, 2003, and $812,545 as of March 31, 2004.
At March 31, 2004, the Registrant had an accumulated deficit of $3,143,628; as of that date, the Registrant had no working capital. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     Since inception, the Registrant has financed operations primarily through private placements of common stock, and certain borrowings. In addition, there is a promissory note between the Registrant and a former director totaling $68,260, a promissory note between the Registrant and Wyvern Technologies, Inc. totaling $173,670, and a promissory note between the Registrant and James T. Marsh, a former consultant to the company, totaling $169,600. These promissory notes are unsecured, due on demand and payable in one payment including principal and interest at maturity, bearing an interest rate of 10%. Additionally, the holder has the option to convert any unpaid balances, including accrued interest, into shares of the Registrant's common stock at a price of $1.00 per share.

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

(i) No Assurance of Continued Public Trading Market and Risk of Low Priced Securities May Affect Market Value of Registrant's Stock.

     Since August 25, 1998, there has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the Securities and Exchange Commission ("SEC"), any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated
therewith.   The regulations governing low-priced or penny stocks
sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

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

Critical Accounting Policies.

     The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; and (b) stock-based compensation arrangements. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

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

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant did not file any reports on Form 8-K during the first quarter of the fiscal year covered by this Form 10-QSB.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Everlert, Inc.



Dated: June 8, 2004                    By: /s/ James H. Alexander
                                       James H. Alexander, President


Dated: June 8, 2004                    By: /s/ Dannie Shaver
                                       Dannie Shaver, Secretary/Treasurer



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