Form 10QSB
period 2004-06-30
EVERLERT INC
filed 2004-08-27
CIK 1064478

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

     As of June 30, 2004, the Registrant had 41,952,414 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No  X   .


                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  CONDENSED BALANCE SHEET (UNAUDITED)
                  AS OF JUNE 30, 2004                                        3

                  CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                  FOR THE THREE AND SIX MONTHS ENDED
                  JUNE 30, 2004 AND JUNE 30, 2003,
                  AND FOR THE PERIOD FROM FEBRUARY 3, 1998
                  (DATE OF INCEPTION) THROUGH JUNE 30, 2004                  4

                  CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  FOR THE SIX MONTHS ENDED
                  JUNE 30, 2004 AND JUNE 30, 2003,
                  AND FOR THE PERIOD FROM FEBRUARY 3, 1998
                  (DATE OF INCEPTION) THROUGH JUNE 30, 2004                  6

                  NOTES TO CONDENSED FINANCIAL
                  STATEMENTS (UNAUDITED)                                     8

         ITEM 2.  PLAN OF OPERATION                                         11

         ITEM 3.  CONTROLS AND PROCEDURES                                   19

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                         19

         ITEM 2.  CHANGES IN SECURITIES                                     19

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           19

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       19

         ITEM 5.  OTHER INFORMATION                                         19

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          20

SIGNATURES                                                                  20


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                 EVERLERT, INC.
                         (A Development Stage Company)
                            CONDENSED BALANCE SHEET
                                 JUNE 30, 2004
                                  (Unaudited)

                                     ASSETS

Current assets
Cash                                                             $         -

Total current assets                                                       -

Fixed assets, net                                                      5,000

Total assets                                                           5,000

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable                                                       9,600
Accrued liabilities                                                  350,405
Due to related parties                                                69,175
Notes payable - related parties                                      449,413

Total current liabilities                                            878,593

Total liabilities                                                    878,593

Commitments and contingencies                                              -

Stockholders' deficit
8% cumulative preferred stock; $0.001 par value;
5,000,000 shares authorized, 16,000 shares
issued and outstanding                                                    16

Common stock; $0.001 par value; 800,000,000
shares authorized, 41,952,414 shares
issued and outstanding                                                41,952

Additional paid-in capital                                         2,294,115
Accumulated deficit                                               (3,209,676)

Total stockholders' deficit                                         (873,593)

Total liabilities and stockholders' deficit                            5,000

           See Accompanying Notes to Condensed Financial Statements


                                   EVERLERT, INC.
                            (A Development Stage Company)
                         CONDENSED STATEMENTS OF OPERATIONS
                                       (Unaudited)


                                                                                           Period from
                                                                                         February 3, 1998
                                                                                        (Date of Inception)
                               For the Three Months Ended   For the Six Months Ended         Through
                                        June 30                     June 30
                                 2004              2003       2004            2003        June 30, 2004
Revenue                          $        -       $       -   $        -     $      -       $         -

Operating expenses
Amortization and
Depreciation                              -           2,675            -        5,350           434,787
Bad debt                                  -               -            -            -           917,625
Research and development                  -               -            -            -           237,149
General and administrative           55,761          13,719      110,613       80,226         1,384,868

Total operating expenses             55,761          16,394      110,613       85,576         2,974,429

Loss from operations                (55,761)        (16,394)    (110,613)     (85,576)       (2,974,429)

Other expense
Interest expense                    (10,288)        (10,288)     (20,576)     (20,577)         (211,406)
Impairment of fixed assets                -               -            -            -           (22,241)

Loss before provision for
income taxes                        (66,049)        (26,682)    (131,189)    (106,153)       (3,208,076)

Provision for income taxes                -               -         (800)        (800)           (1,600)

Net loss                            (66,049)        (26,682)    (131,989)    (106,953)       (3,209,676)

Basic and diluted loss
per common share                      (0.00)          (0.00)       (0.00)       (0.00)            (0.15)

Basic and diluted
weighted average
common shares outstanding        41,952,414      41,952,414   41,952,414   40,521,475        21,092,955


See Accompanying Notes to Condensed Financial Statements


                                     EVERLERT, INC.
                             (A Development Stage Company)
                           CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)



                                                                                     Period from
                                                                                   February 3, 1998
                                                                                  (Date of Inception)
                                             For the Six Months Ended June 30,         Through
                                                   2004           2003               June 30, 2004
Cash flows from operating activities:
Net loss                                           $   (131,989)  $   (106,953)        $  (3,209,676)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating
activities:
Amortization and depreciation                                -          5,350                434,787
Bad debt                                                     -              -                917,625
Interest and financing costs satisfied
in exchange of common stock                                  -              -                 23,375
Impairment of fixed assets                                   -              -                 22,241
Stock based compensation                                     -         75,226                585,349
Changes in operating assets and liabilities:                                                       -
Increase (decrease) in accounts payable                  8,800            800                  9,600
Increase in accrued liabilities                        114,235         20,577                351,405
Net cash used in operating activities                   (8,954)        (5,000)              (865,294)

Cash flows from investing activities:
Purchase of fixed assets                                     -              -                (53,500)
Net cash used in investing activities                        -              -                (53,500)

Cash flows from financing activities:
Increase in due to related parties                           -              -                133,175

Net proceeds from issuance of notes
payable - related parties                                8,954          5,000                485,413

Net proceeds from issuance of note payable                   -              -                 57,500

Net proceeds from issuance of other liabilities              -              -                 48,001

Proceeds from issuance of common stock                       -              -                116,932

Proceeds from issuance of stock
subscriptions payable                                        -              -                 77,773

Net cash provided by financing activities                8,954          5,000                918,794

Net increase in cash                                         -              -                      -

Cash, beginning of period                                    -              -                      -

Cash, end of period                                          -              -                      -

Supplemental disclosure of cash flow:
Cash paid for interest                                       -              -                 14,000

Schedule of non-cash investing and
financing activities:
Other liability satisfied through issuance of
 11,499,999 common shares                                   -          57,500                57,500

1,500,000 common shares issued in relation to the
president's employment agreement                            -          27,740                27,740


See Accompanying Notes to Condensed Financial Statements


                                      EVERLERT, INC.
                              (A Development Stage Company)
                         NOTES TO CONDENSED FINANCIAL STATEMENTS
                                       (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of Everlert, Inc., a Nevada corporation ("Company"), have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company's Form 10-KSB for the year ended December 31, 2003.

The interim financial statements present the condensed balance sheet, statements of operations, and statements of cash flows of the Company. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of June 30, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.  NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consist of the following as of June
30, 2004:

Promissory note payable to Wyvern Technologies, Inc.
(an entity controlled by the former president of the Company), unsecured, bearing an interest rate of 10% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                          $ 173,670

Promissory note payable to a former director and current
stockholder of the Company, unsecured, bearing an
interest rate of 10% and due on demand.  Holder has
option to convert unpaid balances, including accrued
interest, into shares of the Company's common stock
at a price of $1.00 per share                                          68,260

Promissory note payable to a director of the Company,
unsecured, bearing an interest rate of 0% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                             17,454

Promissory note payable to a stockholder of the Company,
unsecured, bearing an interest rate of 10% and due on
demand.  Holder has option to convert unpaid balances,
including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                             20,429

Promissory note payable to James T. Marsh,
unsecured, bearing an interest rate of 10% and
due on demand.  Holder has option to convert unpaid balances, including accrued interest, into shares of the Company's
common stock at a price of $1.00 per share                            169,600

                                                                    $ 449,413

In July 2004, as discussed in Note 4, the Company issued 46,223,000 shares of the Company's common stock to convert principal related to the above notes totaling $411,530, due to related parties totaling $64,175 and accrued interest totaling $207,273.

3.  GOING CONCERN

The Company incurred a net loss of approximately $132,000 for the six months ended June 30, 2004, and the Company's current liabilities exceed its current assets by approximately $879,000 as of June 30, 2004, raising substantial doubt about the Company's ability to continue as a going concern. The Company has determined, after obtaining an independent study of the market for the voice record and playback smoke detector, that the size of the market is not as large as previously estimated and probable cost of market entry and development along with other factors are likely to be substantially greater than previously estimated. Due to these findings, the Company has suspended development of the products and will concentrate on finding a profitable business combination or other transaction that has better prospects for success. The Company will seek additional sources of capital through the issuance of debt or equity financing to continue to explore the possible combinations that may result in profitable operations in the future, but there can be no assurances that the Company will develop such a relationship for future profitable business operations or that it will obtain the financing necessary to accomplish its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.  SUBSEQUENT EVENTS

In July 2004, as discussed in Note 2, the Company issued 46,223,000 shares of the Company's common stock to convert principal related notes payable - related parties totaling $411,530, due to related parties totaling $64,175 and accrued interest totaling $207,273.

In July 2004, the Company issued 7,500,000 shares of common stock to the Company's president for accrued wages totaling $63,315 and services totaling $11,685.

In July 2004, the Company issued 11,000,000 shares of common stock to directors for services totaling $110,000.

In July 2004, the Company issued 11,000,000 shares of common stock for services totaling $110,000.

In July 2004, the Company issued 10,500,000 shares of common stock for prepaid services totaling $105,000.

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

     The Registrant incurred a significant accumulated deficit for the period from February 3, 1998 (inception) through June 30, 2004 totaling $3,209,676. Expenditures for the six months ended June 30, 2004 were primarily due to costs incurred for legal fees, consulting fees, and accounting services. Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003 shows an increase of $30,387 for general and administrative expenses. The increase is due in large part to an increase in consulting, legal and accounting services paid during the three months ended June 30, 2004 as the Registrant completed the evaluation of its prior business line and brought its required filings under the Securities Exchange Act of 1934 up to date.

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

     The Registrant has incurred continuing net losses: $411,547 for the fiscal year ended December 31, 2002, $185,334 for the fiscal year ended December 31, 2003, $131,989 for the six months ended June 30, 2004, and $3,209,676 for period from February 3, 1998 (date of inception) to June 30, 2004. The Registrant's current liabilities exceed its current assets by $731,536 as of December 31, 2002, $746,604 as of December 31, 2003, and $878,593 as of June 30, 2004.
At June 30, 2004, the Registrant had an accumulated deficit of $3,209,676; as of that date, the Registrant had no working capital. This raises substantial doubt about the Registrant's ability to continue as a going concern.

(b)  Need for Additional Financing May Affect Operations and Plan of
Business.

     Since inception, the Registrant has financed operations primarily through private placements of common stock, and certain borrowings. While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to implement a new business for the company, there is no assurance of that occurring. The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise up to $1,000,000 or more over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountant's audit report included in its Form 10-KSB for the year ended December 31, 2003 includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

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

(c) Control by Officers and Directors Over Affairs of the Registrant May Override Wishes of Other Stockholders.

     As of June 30, 2004, the Registrant's officers and directors, and other significant shareholders, beneficially own approximately 70% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control these voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

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

(l) Sale of Shares Eligible For Future Sale Could Adversely Affect the Market Price.

     All of the approximate 25,400,000 shares of common stock that are currently held, directly or indirectly, by the significant shareholders of the Registrant have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person, or persons whose shares are aggregated, who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant, as defined, would be entitled to sell within any three-month period a number of shares that does not exceed 1% of the then outstanding shares of common stock, provided that current public information is then available. If a substantial number of the shares owned by these shareholders were sold under Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

Forward Looking Statements.

     The foregoing plan of operation contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

                                       Everlert, Inc.



Dated: August 26, 2004                 By: /s/ James H. Alexander
                                       James H. Alexander, President



Dated: August 26, 2004                 By: /s/ Dannie Shaver
                                       Dannie Shaver,
                                       Secretary/Treasurer


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

3.3 Certificate of Amendment of Articles of Incorporation, dated December 23, 2002 (incorporated by reference to Exhibit 3.3 of the Form 10-KSB filed on April 27, 2004).

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